Form 10-Q
period 1996-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1996-05-16
CIK 943904

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    MARCH 31, 1996
                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                              -----------------    --------------------

Commission file number:    33-91136

           WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3 AND SERIES 4
                (Exact name of registrant as specified in its charter)

    CALIFORNIA                                             33-6163848
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                 3158 REDHILL AVENUE, SUITE 120, COSTA MESA, CA 92626
                       (Address of principal executive offices)

                                    (714) 662-5565
                           (Registrant's telephone number,
                                 including area code)

                                         N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X]    No [  ]

                    WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                          (A California Limited Partnership)

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 1996




PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Balance Sheet, March 31, 1996 and December 31, 1995               3

         Statement of Operations For the Three Months Ended
         March 31, 1996                                                    4

         Statement of Partners' Equity For the Three Months
         Ended March 31, 1996                                              5

         Statement of Cash Flows For the Three Months Ended
         March 31, 1996                                                    6

         Notes to Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              12

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                         16

         Signatures                                                       17


       WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4 IS INACTIVE AT THIS TIME.

                    WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                          (A California Limited Partnership)
                           (A Development-Stage Enterprise)
                                    BALANCE SHEET
                         March 31, 1996 and December 31, 1995






                                        ASSETS

                                                        1996            1995
                                                        ----            ----
Cash                                               $  1,217,809   $   660,999
Cash in escrow                                                0     1,873,262
Subscriptions receivable                                413,250       484,000
Loans Receivable                                              0       661,306
Receivable from General Partner                          61,449             0
Investments in limited partnerships                   6,691,672     1,046,532
Other assets                                              1,322            73
                                                    -----------   -----------

                                                    $ 8,385,502   $ 4,726,172
                                                     ----------    ----------
                                                     ----------    ----------

                          LIABILITIES AND PARTNERS' CAPITAL

Payables to limited partnerships                    $ 2,298,508   $   309,852
Accrued fees and advances due General Partner
and affiliate                                            51,657       570,137
                                                     ----------    ----------
                                                      2,350,165       879,989
                                                     ----------    ----------
Partners' capital (Note 1):
  General partner                                        (9,587)       (6,029)
  Original limited partner (7,079 units issued and
      outstanding)                                    6,044,924     3,852,212
                                                     ----------    ----------
          Total partners' equity                      6,035,337     3,846,183
                                                     ----------    ----------

                                                   $  8,385,502   $ 4,726,172
                                                     ----------    ----------




                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                    WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                          (A California Limited Partnership)

                               STATEMENT OF OPERATIONS

                      For the Three months Ended March 31, 1996



Interest income                                                      $ 5,594
                                                                      ------
Operating expenses:
Amortization                                                           4,387
Asset management fees (Note 4)                                         4,867
Other                                                                      5
                                                                       -----

Total operating expenses                                               9,259
                                                                       -----
Income from operations                                                (3,665)

Equity in loss from limited partnerships                              (1,534)
                                                                     -------
Net loss                                                             $(5,199)
                                                                     -------
                                                                     -------
Net loss allocated to:
  General partner                                                       $(52)
                                                                       -----
                                                                       -----
  Limited partners                                                   $(5,147)
                                                                     -------
                                                                     -------
Net loss per 5,777 weighted limited partner units
  outstanding                                                         $(0.89)
                                                                      -------
                                                                      -------




                                      UNAUDITED

                    See Accompanying Notes to Financial Statements

                    WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                          (A California Limited Partnership)
                           (A Development-Stage Enterprise)
                            STATEMENT OF PARTNERS' EQUITY

                      For the three months ended March 31, 1996







                                       General        Limited
                                       Partner        Partner           Total
                                       -------        -------           -----
Equity (Deficit) December 31, 1995    $ (6,029)   $ 3,852,212    $ 3,846,183

Capital contributions                               2,582,000      2,582,000

Offering expenses                       (3,506)      (347,141)      (350,647)

Capital issued for notes receivable                   (37,000)       (37,000)

Net loss                                   (52)        (5,147)        (5,199)
                                        -------      ---------     ---------

Equity (Deficit) March 31, 1996       $ (9,587)   $ 6,044,924    $ 6,035,337
                                        -------     ---------      ---------
                                        -------     ---------      ---------




                                      UNAUDITED
                   See Accompanying Notes to Financial Staatements

                    WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                          (A California Limited Partnership)
                           (A Development-Stage Enterprise)
                               STATEMENT OF CASH FLOWS

                      For the Three Months Ended March 31, 1996




Cash flows provided by operating activities:
 Net loss                                               $     (5,199)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
   Amortization                                                4,387
    Asset Management Fee                                       4,867
   Equity in loss of limited partnerships                      1,534
   (Increase) in interest receivable                          (1,249)
                                                            --------
Net cash provided by operating activities                      4,340
                                                            --------

Net cash used by investing activities:
    Investments in limited partnerships                   (5,454,641)
    Increase in capital contributions payable              1,988,656
     decrease in cash in escrow                            1,873,262
    Decrease in Loans Receivable                             661,306
    Acquisition costs and fees                              (196,420)
                                                           ---------
Net cash used by investing activities                     (1,127,837)
                                                           ---------

Net cash provided by financing activities:
    Capital contributions from partners                    2,545,000
    Decrease in Loan Receivable                               70,750
    Offering costs and sales commissions                    (350,646)
    Payment of advances from affiliates                     (584,797)
                                                           ---------
Net cash provided by financing activities                  1,680,307
                                                           ---------

Net increase in cash                                         556,810
Cash and cash equivalents, beginning of period               660,999
                                                          ----------
Cash and cash equivalents, end of period               $   1,217,809
                                                           ---------
                                                           ---------




                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                    WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                          (A California Limited Partnership)
                           (A Development-Stage Enterprise)

                            NOTES TO FINANCIAL STATEMENTS

                                    March 31, 1996

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
WNC Housing Tax Credit Fund, V, L.P., Series 3 (the "Partnership") was formed under the California Revised Limited Partnership Act on March 28, 1995 and commenced operations on October 23, 1995. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1995.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

The general partner of the Partnership is WNC Tax Credit Partners V, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

ALLOCATIONS UNDER THE TERMS OF THE PARTNERSHIP AGREEMENT
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

                    WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                          (A California Limited Partnership)
                           (A Development-Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS-CONTINUED

                                    March 31, 1996


NOTE 1 - ORGANIZATION AND OTHER MATTERS (CONTINUED)

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their preferred return (as defined in the Partnership's Agreement of Limited Partnership) and the general partner has received a subordinated disposition fee any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

CASH AND CASH EQUIVALENTS
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

OFFERING EXPENSES
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

ORGANIZATION COSTS
Organization costs will be amortized on the straight-line method over 60 months.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Partnership is offering up to 25,000 limited partnership units at $1,000 per unit. The accompanying balance sheet does not include certain Partnership legal, accounting, and other organization and offering costs paid and to be paid by the General Partner and/or affiliates of the General Partner. If the minimum offering amount of $1,400,000 is raised, the Partnership will be required to reimburse the General Partner and/or its affiliates for such fees out of the proceeds of the offering, up to certain maximum levels set forth below. In the event the Partnership is unable to raise the minimum offering amount, the General Partner will absorb all organization and offering costs. See Note 4.

                    WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                          (A California Limited Partnership)
                           (A Development-Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS-CONTINUED

                                    March 31, 1996


NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Further, if the minimum offering of $1,400,000 is raised, the Partnership will be obligated to the General Partner for certain acquisition, management and other fees as set forth below.

      Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units.

      Reimbursement for organizational, offering and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds.

      An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships.

      A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.


NOTE 3 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at March 31, 1996 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $4,867 were incurred for the three months ended March 31, 1996.

                    WNC HOUSIING TAX CREDIT FUND V, L.P., Series 3
                          (A California Limited Partnership)
                           (A Development-Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS-CONTINUED

                                   March 31, 1996

NOTE 5 - INVESTMENT IN LIMITED PARTNERSHIPS

As of March 31, 1996, the Partnership had acquired limited partnership interests in eight limited partnerships each of which owns one apartment complex. As of March 31, 1996, construction and rehabilitation of four of the apartment complexes had been completed. The remaining four have started construction.
The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of March 31, 1996 and December 31, 1995:


                                                          1996           1995
                                                          ----           ----
Investment Balance - Beginning of period          $  1,046,532    $         0
Capital contributions to limited partnerships        3,465,985        397,395
Capital contributions payable to limited
  partnerships                                       1,988,656        309,852
Capitalized acquisition fees and costs                 196,420        340,082
Equity in loss of limited partnership                   (1,534)          (343)
Amortization of capitalized acquisition costs           (4,387)          (454)
                                                         -----        -------

Investment Balance - end of period                $  6,691,672   $  1,046,532
                                                     ---------      ---------
                                                     ---------      ---------


Selected financial information for the three months ended March 31, 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:



    Total Revenue                                   $    8,280
                                                         -----

    Interest expense                                     2,020
    Depreciation                                         2,630
    Operating expenses                                   5,180
                                                         -----
    Total expenses                                       9,830
                                                         -----

    Net Loss                                            (1,550)
                                                         -----

    Net loss allocable to the Partnership            $  (1,534)
                                                         -----
                                                         -----



NOTE 6 - INCOME TAXES

                     WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                          (A California Limited Partnership)
                           (A Development-Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS-CONTINUED

                                    March 31, 1996

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 7 - SUBSEQUENT EVENTS

The Partnership has acquired limited partnership interests in one limited partnerships and is negotiating to acquire three more limited partnership interest which would commit the Partnership to capital contributions of approximately $2,153,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


WNC Housing Tax Credit Fund V, L.P., Series 3 (the Partnership) is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit").

WNC Housing Tax Credit Fund V, L.P., Series 4 is inactive at this time.

As of March 31, 1996, the Partnership had received subscriptions for 7,079 Units consisting of cash, notes receivable and subscriptions receivable of $6,591,000 and $72,000, and $413,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $557,000 for the three months ended March 31, 1996. This increase in cash was provided by the Partnership's financing activities, including the proceeds from the offering. Cash from financing activities for the period ended March 31, 1996 of approximately $1,680,000 was sufficient to fund the investing activities of the Partnership during such period in the aggregate amount of approximately $1,128,000, which consisted primarily of capital contributions to Limited Partnerships. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1995 and March 31, 1996 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $570,000 and $(10,000), respectively. The component items of such indebtedness were as follows:
accrued acquisition fees of approximately $328,000 and $0, respectively, advances to pay front-end fees of approximately $230,000 and $(27,000), respectively, accrued asset management fees of approximately $12,000 and $17,000 respectively.

As of May 2, 1996, the Partnership has received and accepted subscriptions funds in the amount of $8,319,000, of which $72,000 currently is represented by Promissory Notes. As of May 2, 1996, as of March 31, 1996 and as of December 31, 1995, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $4,284,000 , $3,863,000 and $397,000, respectively, and had commitments for additional capital contributions of approximately $2,135,000, $3,060,000 and $3,277,000, respectively. Further, the Partnership had loans outstanding to Limited Partnerships as of May 2, 1996, as of March 31, 1996 and as of December 31, 1995, of approximately $0, $0 and $661,000, respectively. Of the amount outstanding as of December 31, 1995, approximately $172,000 was loaned to TALLEDEGA and was applied to the Partnership's purchase price upon acquisition of that Limited Partnership Interest in February 1996.

The balance of $489,000 was loaned to ALLIANCE and was applied to the Partnership's purchase price upon acquisition of that Limited Partnership Interest in February 1996.

Prior to sale of the Apartment Complexes, it is not expected that any of the Limited Partnerships in which the Partnership has invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including payment of the asset management fee to the General Partner. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's investment commitments and proposed operations.

The Partnership will establish working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreements the Partnership does not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Limited Partnerships. Accordingly, if circumstances arise that cause the Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity contributed by the general partners of the Limited Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Limited Partnerships (in this regard, each local general partner is required to fund operating deficits, but only for a period of two years following construction completion), (iii) other equity sources (which could adversely affect the Partnership's interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Limited Partnerships in question. If such funds are not available, the Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Limited Partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of their offerings of Units and their acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of promissory notes and disbursed to fund the deferred obligations of the Partnership.


RESULTS OF OPERATIONS

As of December 31, 1995 and March 31, 1996 the Partnership had acquired 2 and 8 Limited Partnership Interests, respectively. Each of the 8 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of March 31, 1996, two of the Apartment Complexes in the Partnership had commenced operations, none of them for a full year. Accordingly, the "Equity in losses from limited partnerships" for the periods ended December 31, 1995 and March 31, 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

The Partnership was formed in March 1995 and commenced operations in October 1995. Consequently, there are no operations for the three months ended March 31, 1995.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $5,200 for the three months ended March 31, 1996. The component items of revenue and expense are discussed below.

REVENUE.    The Partnership's revenues consisted entirely of interest earned on promissory notes and cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of capital contributions.

EXPENSES. The most significant component of operating expenses was and is expected to be the Asset Management Fee. The Asset Management Fee is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Limited Partnership Interests.

Because of the amounts of the Asset Management Fee and amortization expense primarily are determined by the gross proceeds from the offering, the number and size of Apartment Complexes and the number of investors, until termination of the Offering and investment of the net proceeds therefrom the Partnership cannot predict with any accuracy what these amounts will be.

EQUITY IN LOSSES FROM LIMITED PARTNERSHIP. The Partnership's equity in losses from Limited Partnerships is equal to 99% of the aggregate net losses of each Limited Partnership incurred after admission of the Partnership as a limited partner thereof.

After rent-up all Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income.

The Partnership accounts for its investments in Local Partnerships using the equity method of accounting, whereby the Partnership reduces its investment balance for its share of Local Partnerships' losses and distributions. Losses are not recognized to the extent that the investment balance would be adjusted below zero.

PART II - OTHER INFORMATION


    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  None

    (b)  No reports on Form 8-K were filed during the quarter ended
         March 31 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                   WNC HOUSING TAX CREDIT FUND V, L.P., Series 3 and Series 4 (Registrant)


                   By:  WNC & ASSOCIATES, INC.
                        General Partner



                   By:     /s/ John B. Lester, Jr.
                        ------------------------------------
                          John B. Lester, Jr.
                          President


                          Date:  5/13/96
                                 -------



                   By:     /s/ Theodore M. Paul
                        --------------------------------------
                          Theodore M. Paul,
                          Chief Financial Officer


                          Date: 5/13/96