Form 10-Q
period 1996-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1996-08-29
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 33-91136


           WNC HOUSING TAX CREDIT FUND V, L.P., Series 3 and Series 4

State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

California                                        33-6163848

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3 and Series 4 3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626 (714) 662-5565


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Part I.  Financial Information

Item 1.  Financial Statements

        Index


                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996




PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Balance Sheet, June 30, 1996 and December 31, 1995...................3

    Statement of Operations
     For the Six Months Ended June 30, 1996..............................4

    Statement of Partners' Equity
     For the Six Months Ended June 30, 1996..............................5

    Statement of Cash Flows
     For the Six Months Ended June 30, 1996..............................6

    Notes to Financial Statements........................................8

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations......................13

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings............................................16

   Item 6. Exhibits and Reports on Form 8-K.............................16

   Signatures...........................................................17

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4 IS INACTIVE AT THIS TIME.

Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                    1996              1995
                                                   ------            ------

                                        ASSETS

Cash and cash equivalents                      $  6,590,926      $   660,999
Cash in escrow                                          -          1,873,262
Subscriptions receivable - Note 7                 1,685,130          484,000
Loans Receivable - Note 2                            30,541          661,306
Receivable from General Partner
Investment in limited
 partnerships - Note 3                            8,768,957        1,046,532
Other assets                                         18,534               73
                                                    -------              --
                                               $ 17,094,088      $ 4,726,172
                                                 ==========        =========

                           LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships - Note 5       $  3,469,560      $   309,852
Accrued fees and expenses due to
 general partner and affiliates - Note 4            349,518          570,137
                                                   --------          -------
                                                  3,819,078          879,989
                                                 ----------          -------
Commitments and contingencies - Note 8
Partners' equity (deficit):
 General partner                                    (20,133)          (6,029)
 Limited partners (10,000 units
  authorized, 17,990 units issued
  and outstanding)                               13,295,143        3,852,212
                                                 ----------        ---------
Total partners' equity                           13,275,010        3,846,183
                                                 ----------        ---------
                                               $ 17,094,088      $ 4,726,172
                                                 ==========        =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             STATEMENT OF OPERATIONS
            For the Three Months and Six Months Ended June 30, 1996


                                                     Three            Six
                                                     Months           Months
                                                    -------          -------
Interest income                                 $    30,910       $   36,504

Operating expenses:
Amortization                                          3,768            8,155
Asset management fees (Note 4)                       19,883           24,750
Legal and accounting                                  1,864            1,864
Other                                                 3,242            3,247
                                                     ------           ------

Total operating expenses                             28,757           38,016
                                                    -------           ------

Income (loss) from operations                         2,153           (1,512)

Equity in loss from
 limited partnerships                               (43,666)         (45,200)
                                                    --------         --------

Net loss                                        $   (41,513)     $   (46,712)
                                                    ========         ========
Net loss allocated to:
  General partner                               $      (415)     $      (467)
                                                       =====            =====

  Limited partners                              $   (41,098)     $   (46,245)
                                                    ========         ========
Net loss per weighted limited
  partner unit (9,009)                          $     (4.56)     $     (5.13)
                                                      ======           ======



                                  UNAUDITED
                See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                         STATEMENT OF PARTNERS' EQUITY
                     For the Six Months Ended June 30, 1996




                                         General       Limited
                                         Partner       Partner      Total

Equity (deficit), December 31, 1995    $  (6,029)  $  3,852,212  $  3,846,183

Capital contributions                                13,060,580    13,060,580

Offering expenses                        (13,637)    (1,350,089)   (1,363,726)

Capital issued for notes receivable                  (2,221,315)   (2,221,315)

Net loss for the six months ended
 June 30, 1996                              (467)       (46,245)      (46,712)
                                            -----       --------      --------

Equity (deficit), June 30, 1996        $ (20,133)  $ 13,295,143  $ 13,275,010
                                         ========    ===========   ===========












                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                            STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1996

Cash flows used by operating activities:
  Net loss                                                      $     (46,712)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships                         45,200
        Amortization                                                    8,155
        Asset management fee                                           24,750
        Change in other assets                                        (18,461)
        Accrued fees and expense due to
        general partner and affiliates                                   (734)
                                                                         -----
             Net cash provided by operating activities                 12,198
                                                                       -------
Cash flows used by investing activities:
  Investment in limited partnerships                               (1,710,386)
  Acquisition fees                                                   (664,382)
                                                                     ---------
             Net cash used by investing activities                 (2,374,768)
                                                                  ------------

Cash flows provide by financing activities:
  Capital contributions                                             9,638,135
  Offering costs                                                   (1,345,638)
                                                                  ------------
             Net cash provided by financing activities              8,292,497
                                                                  ------------

Net increase in cash and cash equivalents                           5,929,927
Cash and cash equivalents, beginning of period                        660,999
                                                                      --------
Cash and cash equivalent, end of period                         $   6,590,926
                                                                  ============




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       STATEMENT OF CASH FLOWS(CONTINUED
                     For the Six Months Ended June 30, 1996


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the six months ended June 30, 1996, the Partnership incurred, but did not pay, $17,688 of payables to affiliates for acquisitions costs and offering expenses (see Note 4).

During the six months ended June 30, 1996, the Partnership incurred, but did not pay, $3,159,708 of payables to limited partnerships; the Partnership applied cash in escrow of $1,873,262 and loans receivable of $630,765 (in connection with its investments in limited partnerships) (see Note 3)

During the six months ended June 30, 1996, $1,201,130 of capital contributions were recordeded as subscriptions receivable.

During the six months ended June 30, 1996, the Partnership incurred, but did not pay, $24,750 in management fees. (see Note 4 ).















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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest with at a rate of prime plus 1% per annum (10.5 % at June 30,1996). Loans receivable of $661,306 at December 31, 1995 were applied to capital contributions due for limited partnership interests acquired in February 1996. (see Note 9). The $30,541 is due at June 30, 1996.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS

As of June 30, 1996, the Partnership had acquired limited partnership interests in eleven limited partnerships each of which owns one apartment complex. As of June 30, 1996, construction and rehabilitation of five of the apartment complexes had been completed. The remaining six have started construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of June 30, 1996 and December 31, 1995:

                                                        1996          1995
                                                       ------        ------

   Investment Balance - Beginning of period         $ 1,046,532   $         0
   Capital contributions to limited partnerships      4,214,413       397,395
   Capital contributions payable to
    limited partnerships                              3,159,708       309,852
   Capitalized acquisition fees and costs               401,659       340,082
   Equity in loss of limited partnership                (45,200)         (343)
   Amortization of capitalized acquisition costs         (8,155)         (454)
                                                         -------         -----

   Investment Balance - end of period               $ 8,768,957   $ 1,046,532
                                                       =========     =========

Selected financial information for the three months ended June 30, 1996 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:

    Total revenue                                   $   278,000
                                                        -------

    Interest expense                                     67,000
    Depreciation                                         77,000
    Operating expenses                                  180,000
                                                        -------
    Total expenses                                      324,000
                                                        -------

    Net Loss                                        $   (46,000)
                                                        ========

    Net loss allocable to the Partnership           $   (45,200)
                                                        ========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

       Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. Acquisition fees of $364,719 were incurred for the six months ended June 30, 1996.

       Reimbursement for organizational, offering and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds. During the six months ended June 30, 1996 the Partnership incurred organizational, offering and selling expenses of $0, $634,401, and $729,325, respectively.

       An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships.The Partnership has incurred fees of $24,750 for the six months ended June 30, 1996.

       A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1996 and December 31, 1995:

                                                       1996           1995
                                                      ------         ------
 Acquisition fees                                 $   65,674      $  327,997
 Advances made for acquisition costs,
   organizational, offering and selling
   expenses                                          246,727         229,773
 Asset management fees                                37,117          12,367
                                                      ------          ------
                                                  $  349,518      $  570,137
                                                    ========        ========

                 WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at June 30, 1996 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 6 - INCOME TAXES

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 7 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE

During the six months ended June 30, 1996, the Partnership accepted $2,256,315 in promissory notes from limited partners and collected payments of $35,000 for those promissory notes previously issued. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 8% per annum. Principal and interest are due (i) January 31, 1997 if the investor subscribes between January 1, 1996 and June 1, 1996 or (ii) the later of the date of subscription or June 30, 1997 if the investor subscribes after June 1, 1996. This amount is presented as a reduction in partners' equity.

Subscriptions receivable of $1,685,130 has been received subsequent to June 30, 1996 and accordingly has been classified as an asset.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Subsequent to June 30, 1996, the Partnership acquired a limited partnership interest totaling approximately $753,300.

The Partnership is negotiating to acquire three additional limited partnership interest which would commit the Partnership to additional capital contributions of approximately $709,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

WNC Housing Tax Credit Fund V, L.P., Series 4 is inactive at this time.

As of June 30, 1996, the Partnership had received subscriptions for 17,990 Units consisting of cash, notes receivable and subscriptions receivable of $13,613,000 and $2,256,000, and $1,685,000, respectively.

Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $5,930,000 for the six months ended June 30, 1996. This increase in cash was provided by the
Partnership's financing activities, including the proceeds from the offering. Cash from financing activities for the period ended June 30, 1996 of approximately $8,292,000 was sufficient to fund the investing activities of the Partnership during such period in the aggregate amount of approximately
$2,375,000,  which  consisted  primarily  of  capital  contributions  to Limited
Partnerships. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1995 and June 30, 1996 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $570,000 and $350,000, respectively. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $328,000 and $66,000, respectively, advances to pay front-end fees of approximately $230,000 and $247,000, respectively, accrued asset management fees of approximately $12,000 and $37,000 respectively.

As of July 31, 1996, the Partnership has received and accepted subscriptions funds in the amount of $17,555,000, of which $2,256,000 currently is represented by Promissory Notes. As of July 31, 1996, as of June 30, 1996 and as of December 31, 1995, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $6,410,000 , $4,932,000 and $397,000, respectively, and had commitments for additional capital contributions of approximately $3,134,000, $3,470,000 and $3,277,000, respectively. Further, the Partnership had loans outstanding to Limited Partnerships as of May 2, 1996, as of June 30, 1996 and as of December 31, 1995, of approximately $31,000, $31,000 and $661,000, respectively. Of the amount outstanding as of December 31, 1995, approximately $172,000 was loaned to TALLEDEGA and was applied to the Partnership's purchase price upon acquisition of that Limited Partnership Interest in February 1996. The balance of $489,000 was loaned to ALLIANCE and was applied to the Partnership's purchase price upon acquisition of that Limited Partnership Interest in February 1996. Of the amount outstanding as of June 30 and August 31, 1996 the entire amount of approximately $31,000 was loaned to CURTIS.

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


  Results of Operations

As of December 31, 1995 and June 30, 1996 the Partnership had acquired 2 and 11 Limited Partnership Interests, respectively. Each of the 11 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of June 30, 1996, five of the Apartment Complexes in the Partnership had commenced operations, none of them for a full year. Accordingly, the "Equity in losses from limited partnerships" for the periods ended December 31, 1995 and June 30, 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

The Partnership was formed in March 1995 and commenced operations in October 1995. Consequently, there are no operations for the six months ended June 30, 1995.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $47,000 for the six months ended June 30, 1996. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

        None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


No  reports on Form 8-K were filed  during  the  quarter  ended June 30, 1996.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3 and Series 4


By: WNC & ASSOCIATES, INC.
General Partner


By: /s/John B. Lester, Jr.


- -------------------------
John B. Lester, Jr.
President

Date: August 14, 1996



By: /s/ Theodore M. Paul

- -----------------------------
Theodore M. Paul
Vice President - Finance

Date: August 14, 1996