Form 10-Q
period 1996-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3; WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1996-11-15
CIK 943904, 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

California                                            33-6163848 and 33-0701612

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

Item 1.  Financial Statements

         Index


           WNC HOUSING TAX CREDIT FUND V, L.P., Series 3 and Series 4
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996




PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements-Series 3
   Balance Sheet, September 30, 1996 and
     December 31, 1995                                                        3

   Statement of Operations For the Nine
     Months Ended September 30, 1996                                          4

   Statement of Partners' Equity For the
     Nine Months Ended September 30, 1996                                     5

   Statement of Cash Flows For the Nine
     Months Ended September 30, 1996                                          6

   Notes to Financial Statements                                              8

Item 1.  Financial Statements-Series 4

         Balance Sheet, September 30, 1996                                   13
         Statement of Operations For the Period July 1, 1996
          (date operations commenced) to September 30, 1996                  14

         Statement of Partners' Equity For the Period July 1, 1996
          (date operations commenced) to September 30, 1996                  15

         Statement of Cash Flows For the Period July 1, 1996
          (date operations commenced) to September 30, 1996                  16

         Notes to Financial Statements                                       18

Item 2.  Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                   23

PART II. OTHER INFORMATION
         Item 6. Exhibits and Reports on Form 8-K                            28

         Signatures                                                          29

Financial Statements-Series 3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                    1996              1995
                                                    ----              ----
                                     ASSETS
Cash and cash equivalents                    $     3,492,424       $   660,999
Cash in escrow                                                       1,873,262
                                                           -
Subscriptions receivable - Note 7                                      484,000
                                                           -
Loans Receivable - Note 2                            520,950           661,306
Investment in limited
 partnerships - Note 3                            12,869,575         1,046,532
Other assets                                          82,925                73
                                                      ------            ------
                                               $  16,965,874       $ 4,726,172
                                                 ===========         =========

                                    LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Payable to limited partnerships - Note 5       $   3,694,365       $   309,852
Accrued fees and expenses due to
 general partner and affiliates - Note 4             124,939           570,137
                                                    --------           -------
                                                   3,819,304           879,989
                                                  ----------           -------
Commitments and contingencies - Note 8

Partners equity (deficit):
 General partner                                     (21,475)           (6,029)
 Limited partners (25,000 units
  authorized, 18,000 units issued
  and outstanding)                                13,168,045          3,852,212
                                                  -----------         ---------
Total partners' equity                            13,146,570          3,846,183
                                                 -----------          ---------
                                              $   16,965,874       $  4,726,172
                                                 ===========          =========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
             For the Three and Nine Months Ended September 30, 1996


                                                    Three                Nine
                                                   Months               Months
                                                   ------               ------

Interest income                              $     103,100        $     139,604

Operating expenses:
Amortization                                         6,701               14,856
Asset management fees (Note 4)                      12,375               37,125
Legal and accounting                                 3,492                5,356
Other                                                                     3,247
                                               -----------                -----

Total operating expenses                            22,568               60,584
                                                   -------               ------

Income (loss) from operations                       80,532               79,020

Equity in loss from
 limited partnerships                              (62,300)            (107,500)
                                                   --------            ---------

Net income (loss)                              $     18,232         $   (28,480)
                                                    =======             ========

Net loss allocated to:
  General partner                              $        182         $      (285)
                                                   ========             ========

  Limited partners                             $     18,050             (28,195)
                                                    =======             ========

Net income (loss) per weighted limited
  partner unit (17,998 and 12,006)             $      1.00          $     (2.35)
                                                  ========                ======




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                  For the Nine Months Ended September 30, 1996




                                        General          Limited
                                        Partner          Partner        Total
                                        -------          -------        -----

Equity (deficit), December 31, 1995   $  (6,029)      $3,852,212    $ 3,846,183


Capital contributions                                13,064,985      13,064,985

Offering expenses                       (15,161)     (1,500,957)     (1,516,118)


Capital issued for notes receivable                  (2,220,000)     (2,220,000)

Net loss for the nine months ended
 September 30, 1996                        (285)        (28,195)        (28,480)
                                           -----        --------       --------
Equity (deficit), September 30, 1996   $ (21,475)      13,168,045     13,146,570
                                       ==========      ==========     ==========









                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1996

Cash flows used by operating activities:
  Net loss                                                 $          (28,480)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships                        107,500
        Amortization                                                   14,856
        Asset management fee                                           37,125
        Change in other assets                                        (76,852)
        Accrued fees and expense due to
        general partner and affiliates                                (11,364)
                                                                     --------
             Net cash provided by operating activities                 42,785
                                                                     --------

Cash flows used by investing activities:
  Investment in limited partnerships                                (5,797,296)
  Acquisition fees                                                 (1,017,913)
             Net cash used by investing activities                  (6,815,209)
                                                              -----------------
Cash flows provide by financing activities:
  Capital contributions                                             11,328,985
  Offering costs                                                    (1,725,136)
                                                              -----------------
             Net cash provided by financing activities               9,603,849
                                                                     ---------

Net increase in cash and cash equivalents                             2,831,425
Cash and cash equivalents, beginning of period                          660,999
                                                                        -------

Cash and cash equivalent, end of period                          $    3,492,424
                                                                      =========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS(CONTINUED)

                  For the Nine Months Ended September 30, 1996


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the nine months ended September 30, 1996,  the Partnership's  payables to
limited   partnerships;   (in  connection   with  its   investments  in  limited
partnerships) (see Note 3) had non-cash transactions as follows:


   Increases due to acquisition of limited partnership interests   $11,292,434
   Application of loans receivable to acquisitions                   (661,306)
   Decreases due to various price adjuster provisions in the
   respective limited partnership agreements                          (36,551)
   Application of cash in escrow                                   (1,873,262)
   Application of advance from affiliate                              (60,456)
                                                                      --------
        Net non-cash adjustments to the Partnership's
         payable to limited partnerships                           $8,660,858
                                                                   ==========


During the nine months ended September 30, 1996, the Partnership incurred, but did not pay, $37,125 in management fees. (see Note 4 ).


















                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
WNC Housing Tax Credit Fund, V, L.P., Series 3 (the "Partnership") was formed under the California Revised Limited Partnership Act on March 28, 1995 and commenced operations on October 23, 1995. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1995.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

Allocations Under the Terms of the Partnership Agreement
--------------------------------------------------------
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest with at a rate of prime plus 1% per annum (10.5 % at September 30,1996). Loans receivable of $661,306 at December 31, 1995 were applied to capital contributions due for limited partnership interests acquired in February 1996. The $520,950 is due at September 30, 1996.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS

As of September 30, 1996, the Partnership had acquired limited partnership interests in sixteen limited partnerships each of which owns one apartment complex. As of September 30, 1996, construction and rehabilitation of seven of the apartment complexes had been completed. The remaining nine have started construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30, 1996 and December 31, 1995:

                                                           1996           1995
                                                           ----           ----

Investment Balance - Beginning                       $ 1,046,532     $        0
Capital contributions to limited partnerships          7,561,518        397,395
Capital contributions payable to limited
     partnerships                                      3,694,365        309,852
Capitalized acquisition fees and costs                   689,516        340,082
Equity in loss of limited partnerships                  (107,500)          (343)
Amortization of capitalized acquisition fees and costs   (14,856)          (454)
                                                         -------           ----
Investment Balance - end of period                  $ 12,869,575    $ 1,046,532
                                                      ==========      =========

Selected financial information for the nine months ended September 30, 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

               Total revenue                         $   466,000
                                                        --------

               Interest expense                          130,000
               Depreciation                              136,000
               Operating expenses                        308,000
                                                         -------
               Total expenses                            574,000
                                                         -------

               Net Loss                              $  (108,000)
                                                     ============

               Net loss allocable to the Partnership $  (107,500)
                                                       =========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. Acquisition fees of $638,002 were incurred for the nine months ended September 30, 1996.

         Reimbursement for organizational, offering and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds. During the nine months ended September 30, 1996 the Partnership incurred organizational, offering and selling expenses of $0, $792,193, and $729,325, respectively.

An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $37,125 for the nine months ended September 30, 1996.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1996 and December 31, 1995:

                                                           1996           1995
                                                            ----          ----
        Acquisition fees                                 $     0       $327,997
        Advances made for acquisition costs,
        organizational, offering and selling expenses      14,991       229,773
        Asset management fees                              49,492        12,367
        Due to an affiliate                                60,456             0
                                                           ------      --------
                                                         $124,939      $570,137
                                                         ========      ========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at September 30, 1996 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 6 - INCOME TAXES

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 7 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE

During the nine months ended September 30, 1996, the Partnership accepted $2,290,000 in promissory notes from limited partners and collected payments of $35,000 for those promissory notes previously issued. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 8% per annum. Principal and interest are due (i) January 31, 1997 if the investor subscribes between January 1, 1996 and June 1, 1996 or (ii) the later of the date of subscription or September 30,1997 if the investor subscribes after June 1, 1996. This amount is presented as a reduction in partners' equity.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Partnership is negotiating to acquire two additional limited partnership interest which would commit the Partnership to additional capital contributions of approximately $2,165,000 less loans receivable of $520,950.

Financial Statements-Series 4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                                 BALANCE SHEETS
                               September 30, 1996

                                      1996

                                     ASSETS
Cash and cash equivalents                               $     766,107
Subscriptions receivable - Note 5                             450,000
Investment in limited
 partnerships - Note 3                                      3,973,325
Other assets
                                                                  702
                                                                  ---
                                                         $  5,190,134
                                                         ============


                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Payable to limited partnerships - Note 2                  $  2,482,421
Accrued fees and expenses due to
 general partner and affiliates - Note 3                        83,373
                                                                ------
                                                             2,565,794
                                                             ---------
Commitments and contingencies - Note 7 Partners' equity (deficit):
 General partner
                                                                (3,578)
 Limited partners (25,000 units
  authorized, 3075 units issued
  and outstanding)                                           2,627,918

Total partners' equity                                       2,624,340
                                                             ---------
                                                          $  5,190,134
                                                          ============


                                            UNAUDITED
                         See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                             STATEMENT OF OPERATIONS
             For the Period July 1, 1996 (date operations commenced)
                              to September 30, 1996




Interest income                                             $   2,427
                                                            ---------

Operating expenses:
Amortization                                                      418
Legal and accounting                                               44
                                                                   --
Total operating expenses                                          462
                                                                  ---

Income (loss) from operations                                   1,965

Equity in loss from
 limited partnerships                                          (2,040)
                                                               ------
Net loss                                                     $    (75)
                                                              ========


Net loss allocated to:
  General partner                                             $    (1)
                                                               =======

  Limited partners                                            $   (74)
                                                                   ===

Net loss per weighted limited
 partner unit (1,446)                                         $ (0.05)
                                                                 =====


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                          STATEMENT OF PARTNERS' EQUITY

             For the Period July 1, 1996 (date operations commenced)
                              to September 30, 1996



                                                  `   Original
                                         General      Limited        Limited
                                         Partner      Partner        Partner         Total
                                         -------      -------        -------         -------
Equity (deficit), December 31, 1995       $   -        $   -         $       -       $        -

Capital contributions                         100         900         3,073,980        3,074,980


Offering expenses                          (3,677)                     (363,988)        (367,665)

Capital issued for notes receivable                                     (82,000)         (82,000)

Withdrawals                                              (900)                              (900)

Net loss                                       (1)           -              (74)             (75)
                                          -------       ------         ---------             ----

Equity (deficit), September 30, 1996      $(3,578)      $    0       $2,627,918      $ 2,624,340
                                          ========      =======      ==========        =========











                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                         STATEMENT OF CASH FLOWS For the
                 Period July 1, 1996 (date operations commenced)
                              to September 30, 1996

 Cash flows used by operating activities:
  Net loss                                                        $  (75)

    Adjustments to  reconcile  net loss to net cash used in
        operating activities:
        Equity in loss of limited partnerships                     2,040
        Amortization                                                 418
        Change in other assets                                      (702)
        Accrued fees and expense due to
        general partner and affiliates                             7,631
                                                                   -----
         Net cash provided by operating activities                 9,312
                                                               ---------

    Cash flows used by investing activities:
      Investment in limited partnerships                     (1,289,643)
      Acquisition fees                                         (185,100)
                                                               --------
          Net cash used by investing activities              (1,474,743)
                                                             -----------
   Cash flows provide by financing activities:
     Capital contributions                                     2,542,080
     Offering costs                                             (310,542)
                                                                ---------
          Net cash provided by financing activities            2,231,538
                                                               ---------

   Net increase in cash and cash equivalents                     766,107
   Cash and cash equivalents, beginning of period                      -
                                                               ---------
   Cash and cash equivalent, end of period                  $    766,107
                                                                 =======



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                       STATEMENT OF CASH FLOWS(CONTINUED)

             For the Period July 1, 1996 (date operations commenced)
                              to September 30, 1996

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the period July 1, 1996 (date operations commenced) to September 30, 1996, the Partnership incurred, but did not pay, $82,473 of payables to affiliates for acquisitions costs and offering expenses (see Note 3).

During the period July 1, 1996 (date operations commenced) to September 30, 1996, the Partnership incurred, but did not pay, $2,482,421 of payables to limited partnerships; the Partnership (in connection with its investments in limited partnerships) (see Note 4)

During the period July 1, 1996 (date  operations  commenced)  to  September  30,
1996,   $450,000  of  capital   contributions  were  recorded  as  subscriptions
receivable.



















                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

-------------------------------------------------------------------------------
                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
WNC Housing Tax Credit Fund, V, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on March 28, 1995 and commenced operations on July 1, 1996. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report. The Partnership commenced operations July 1, 1996, consequently their is no Annual Report for prior years.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30,1996 and the results of operations and changes in cash flows for the period July 1, 1996 (date operations commenced) to September 30, 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

Allocations Under the Terms of the Partnership Agreement
--------------------------------------------------------
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their preferred return (as defined in the Partnership's Agreement of Limited Partnership) and the general partner has received a subordinated disposition fee any additional sale or refinancing proceeds.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allocations Under the Terms of the Partnership Agreement (Continued)
------------------------------------------------------------------------

will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

Cash and Cash Equivalents
-------------------------
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

Organization Costs
------------------
Organization costs will be amortized on the straight-line method over 60 months.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of September 30, 1996, the Partnership had acquired limited partnership interests in two limited partnerships each of which owns one apartment complex. As of September 30, 1996, construction and rehabilitation of one of the apartment complexes has completed construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30, 1996:

                                                         1996
                                                         ----

  Capital contributions to limited partnership       $3,772,964
  Capitalized acquisition fees and costs                202,819
  Equity in loss of limited partnership                  (2,040)
  Amortization of capitalized acquisition costs            (418)
                                                           ----

  Investment Balance - end of period                 $3,973,325
                                                     ==========

Selected financial information for the period July 1, 1996 (date operations commenced) to September 30, 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

           Total revenue                              $     12,900
                                                            ------

           Interest expense                                  5,500
           Depreciation                                      1,500
           Operating expenses                                8,000
                                                             -----
           Total expenses                                   15,000
                                                            ------

           Net Loss                                      $  (2,100)
                                                         ==========

           Net loss allocable to the Partnership         $  (2,040)
                                                            =======

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 3- RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. Acquisition fees of $186,282 were incurred for the period July 1, 1996 (date operations commenced) to September 30, 1996.

         Reimbursement for organizational, offering and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds. During the period July 1, 1996 (date operations commenced) to September 30, 1996, the Partnership incurred organizational, offering and selling expenses of $0, $138,060, and $229,605, respectively.

         An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred no fees for the period July 1, 1996 (date operations commenced) to September 30, 1996.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1996:

        Acquisition fees                                            $17,719
        Advances made for acquisition costs,
          organizational, offering and selling expense               64,754
        Due to original limited partner                                 900
                                                                     ------
        Total accrued fees and advances                             $83,373
                                                                    =======

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at September 30, 1996 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 5 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE

During the period July 1, 1996 (date operations commenced) to September 30, 1996, the Partnership accepted $82,000 in promissory notes from limited partners. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 8% per annum. Principal and interest are due (i) January 31, 1997 if the investor subscribes between January 1, 1996 and June 1, 1996 or (ii) the later of the date of subscription or September 30, 1997 if the investor subscribes after June 1, 1996. This amount is presented as a reduction in partners' equity.

Subscriptions receivable of $450,000 has been received subsequent to September 30,1996 and accordingly has been classified as an asset.

NOTE 6 - INCOME TAXES

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Subsequent to September 30, 1996, the Partnership acquired a limited partnership interest in two limited partnerships totaling approximately $488,250.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

WNC Housing Tax Credit Fund V, L.P., Series 3 ( Series 3) is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit").

As of September 30, 1996, Series 3 had received subscriptions for 18,000 Units consisting of cash, notes receivable and subscriptions receivable of $15,310,135 and $2,255,000, and $0, respectively.

Liquidity and Capital Resources  - Series 3
-------------------------------------------

Overall, as reflected in its Statement of Cash Flows, Series 3 had a net increase in cash and cash equivalents of approximately $2,831,000 for the nine months ended September 30, 1996. This increase in cash was provided by Series 3's financing activities, including the proceeds from the offering. Cash from financing activities for the period ended September 30, 1996 of approximately $9,604,000 was sufficient to fund the investing activities of Series 3 during such period in the aggregate amount of approximately $6,815,000, which consisted primarily of capital contributions to Limited Partnerships. Cash provided and used by the operating activities of Series 3 was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1995 and September 30, 1996 Series 3 was indebted to WNC & Associates, Inc. in the amount of approximately $570,000 and $125,000, respectively. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $328,000 and $0, respectively, advances to pay front-end fees of approximately $230,000 and $0, respectively, accrued asset management fees of approximately $12,000 and $49,000, respectively and due to an affiliate of the general partner approximately $0 and $60,000, respectively.

As of September 30, 1996, Series 3 has received and accepted subscriptions funds in the amount of $17,565,000, of which $2,255,000 currently is represented by Promissory Notes. As of November 14, 1996, as of September 30, 1996 and as of December 31, 1995, Series 3 had made capital contributions to Limited Partnerships in the amount of approximately $8,794,000, $8,422,000 and $397,000, respectively, and had commitments for additional capital contributions of approximately $3,322,000, $3,694,000 and $3,277,000, respectively. Further, Series 3 had loans outstanding to Limited Partnerships as of November 14, 1996, as of September 30, 1996 and as of December 31, 1995, of approximately $521,000, $521,000 and $661,000, respectively. Of the amount outstanding as of December 31, 1995, approximately $172,000 was loaned to TALLEDEGA and was applied to Series 3's purchase price upon acquisition of that Limited Partnership Interest in February 1996. The balance of $489,000 was loaned to ALLIANCE and was applied to Series 3's purchase price upon acquisition of that Limited Partnership Interest in February 1996. Of the amount outstanding as of September 30 and November 14, 1996 the amount of approximately $345,000 was loaned to BROADWAY APARTMENTS and approximately $176,000 to ESCATAWA.

Liquidity and Capital Resources - Series 4
------------------------------------------

Overall, as reflected in its Statement of Cash Flows, Series 4 had a net increase in cash and cash equivalents of approximately $766,000 for the period July 1, 1996 (date operations commenced) to September 30, 1996. This increase in cash was provided by Series 4's financing activities, including the proceeds from the offering. Cash from financing activities for July 1, 1996 (date operations commenced) to September 30, 1996 of approximately $2,232,000 was sufficient to fund the investing activities of Series 4 during such period in the aggregate amount of approximately $1,475,000, which consisted primarily of capital contributions to Limited Partnerships. Cash provided and used by the operating activities of Series 4 was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of May 15, 1996 and September 30, 1996, Series 4 had not yet commenced operations and the capital anticipated to be raised through its public Offering of Units had not yet become available. As of August 23, 1996, Series 4 had received cash subscriptions funds of $1,400,000, thereby satisfying the minimum Offering condition. As of September 30, 1996 and November 14, 1996, Series 4 had received and accepted subscription funds in the amount of $3,074,000 (3,075 Units) and $4,673,900 (4,675 Units), respectively, of which $82,000 and $184,500, respectively.
was represented by Promissory Notes.

All of the proceeds from the sale of units have been committed to the purchase price and acquisition fees and costs of four Local Limited Partnership Interests, Reserves and expenses of this Offering. Series 4 requires a total of approximately $4,915,000 in this regard.

As of the date hereof, Series 4 has made capital contributions to Local Limited Partnerships in the amount of approximately $1,391,000, and has no earnest money deposits. Series 4 does not make earnest money deposits in connection with all the Local Limited Partnerships it investigates; however, certain Local Limited Partnerships require such deposits a evidence of the sincerity of Series 4 in pursuing the investigation. If as a result of its due diligence and other investigative activities Series 4 determines that acquisition of a Local Limited partnership Interest as to which a deposit has been made is not appropriate for Series 4 (e.g., the investment would not satisfy the minimum investment parameters set forth in the Prospectus), Series 4 would reject the investment and the Local Limited Partnership would be required to return the deposit. If Series 4 determines that acquisition of a Local Limited Partnership Interest is appropriate, the investment is made and the deposit is credited to Series 4's capital obligation to the Local Limited Partnership: if the investment is not consummated, the deposit is forfeited.

As September 30, 1996 Series 4 was indebted to WNC & Associates, Inc. in the amount of approximately $83,000. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $18,000, advances to pay front-end fees of approximately $65,000.

Series 3 and Series 4
---------------------

Prior to sale of the Apartment Complexes, it is not expected that any of the Limited Partnerships in which the Series 3 and Series 4 (the Partnerships) have invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of Series 4, including payment of the asset management fee to the General Partner. As a result, it is not anticipated that the Partnerships will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes.

The Partnerships' investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Limited Partnerships and The Partnerships. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnerships' investment commitments and proposed operations.

The Partnerships will establish working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnerships excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnerships' liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under Series 4 Agreements the Partnerships do not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnerships or Limited Partnerships. Accordingly, if circumstances arise that cause the Limited Partnerships to require capital in addition to that contributed by the Partnerships and any equity contributed by the general partners of the Limited Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at The Partnerships level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Limited Partnerships (in this regard, each local general partner is required to fund operating deficits, but only for a period of two years following construction completion), (iii) other equity sources (which could adversely affect the Partnerships' interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Limited Partnerships in question. If such funds are not available, the Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Limited Partnerships relate to such debt.

The Partnerships' capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of their offerings of Units and their acquisition of investments. Thereafter, the Partnerships' capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of promissory notes and disbursed to fund the deferred obligations of the Partnerships.

Results of Operations Series 3
------------------------------

As of December 31, 1995 and September 30, 1996 Series 3 had acquired 2 and 16 Limited Partnership Interests, respectively. Each of the 16 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30,

1996, seven of the Apartment Complexes in Series 3 had commenced operations, none of them for a full year. Accordingly, the "Equity in losses from limited partnerships" for the periods ended December 31, 1995 and September 30, 1996 reflected in the Statement of Operations of Series 3 is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, Series 3 had a loss of approximately $47,000 for the nine months ended September 30, 1996. The component items of revenue and expense are discussed below.

Revenue. Series 3's revenues consisted entirely of interest earned on promissory notes and cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that Series 3 will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of capital contributions.

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

Because of the amounts of the Asset Management Fee and amortization expense primarily are determined by the gross proceeds from the offering, the number and size of Apartment Complexes and the number of investors, until termination of the Offering and investment of the net proceeds therefrom Series 3 cannot predict with any accuracy what these amounts will be.

Equity in Losses from Limited Partnership. Series 3's equity in losses from Limited Partnerships is equal to 99% of the aggregate net losses of each Limited Partnership incurred after admission of Series 3 as a limited partner thereof.

After rent-up all Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income.

Series 3 accounts for its investments in Local Partnerships using the equity method of accounting, whereby Series 3 reduces its investment balance for its share of Local Partnerships' losses and distributions. Losses are not recognized to the extent that the investment balance would be adjusted below zero.

Results of Operations - Series 4
--------------------------------

As of November 14 and  September  30,  1996 Series 4 had  acquired  four and two
Limited Partnership Interests, respectively. Each of the four Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1996, one of the Apartment Complexes in Series 4 had commenced operations in August 1996 and acquired by Series 4 in September 1996. Accordingly, the "Equity in losses from limited partnerships" for the period July 1, 1996 (date operations commenced) to September 30, 1996 reflected in the Statement of Operations of Series 4 is not indicative of the amounts to be reported in future years.

Series 4 was formed in March 1995 and commenced operations in July 1996. Consequently, there are no operations for the period ended September 30, 1995.

As reflected on its Statements of Operations, Series 4 had a loss of approximately $75 for the period July 1, 1996 (date operations commenced) to September 30, 1996. The component items of revenue and expense are discussed below.

Revenue. Series 4's revenues consisted entirely of interest earned on promissory notes and cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that Series 4 will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of capital contributions.

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

Because of the amounts of the Asset Management Fee and amortization expense primarily are determined by the gross proceeds from the offering, the number and size of Apartment Complexes and the number of investors, until termination of the Offering and investment of the net proceeds therefrom Series 4 cannot predict with any accuracy what these amounts will be.

Equity in Losses from Limited Partnership. Series 4's equity in losses from Limited Partnerships is equal to 99% of the aggregate net losses of each Limited Partnership incurred after admission of Series 4 as a limited partner thereof.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None..

b.
         A current report on Form 8-K dated September 17, 1996 was filed during the quarter ended September 30, 1996. The current report set forth information pertaining to the acquisition by the Series 3 of one Limited Partnership interests under Item 2 thereof and proforma financial information required by
Article 11 of Regulation S-X were provided by the current report.

A current report on Form 8-K dated September 17, 1996 was filed during the quarter ended September 30, 1996. The current report set forth information pertaining to the acquisition by the Series 4 of one Limited Partnership interests under Item 2 thereof and proforma financial information required by
Article 11 of Regulation S-X were provided by the current report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3 and Series 4

By WNC & ASSOCIATES, INC.  General Partner


By:  /s/ John B. Lester, Jr
---------------------------
John B. Lester, Jr.        President

Date: November 15, 1996

By:  /s/ Theodore M. Paul
-------------------------
Theodore M. Paul  Vice President - Finance

Date: November 15, 1996