Form 10-Q/A
period 1996-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3; WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1996-11-27
CIK 943904, 943906

FORM 10-Q/A

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Item 1.  Financial Statements - Series 4




                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                                 BALANCE SHEETS
                               September 30, 1996



ASSETS

Cash and cash equivalents .................................           $  766,107
Subscriptions receivable - Note 5 .........................              450,000
Investment in limited
 partnerships - Note 3 ....................................            3,973,325
Other assets ..............................................                  702
                                                                             ---
                                                                      $5,190,134
                                                                      ==========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to Limited Partnerships - Note 4 ....................         $2,482,421
Accrued fees and expenses due to
 general partner and affiliates - Note 3 ....................             83,373
                                       -                                  ------
   Total liabilities ........................................          2,565,794
                                                                       ---------
Commitments and contingencies - Note 7 Partners' equity (deficit):
General partner .........................................                (3,578)
Limited partners (25,000 units
 authorized, 3075 units issued
 and outstanding) .......................................             2,627,918
                                                                      ---------

Total partners' equity .................................               2,624,340
                                                                       ---------
      ..................................................              $5,190,134
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




Interest income ..............................              $              2,427
                                                            --------------------

Operating expenses:
Amortization .............................................................   418
Asset management fees - Note 3 ...........................................   --
Legal and accounting .....................................................    44
Other ....................................................................   --

Total operating expenses .................................................   462
                                                                             ---

Income (loss) from operations                                              1,965

Equity in loss from
 limited partnerships ......................................             (2,040)
                                                                         ------

Net loss ...................................................               $(75)
                                                                           ====

Net loss allocated to:
  General partner ..........................................                $(1)
                                                                            ===

  Limited partners .........................................               $(74)
                                                                           ====

Net loss per weighted limited
   partner unit(1,446) .....................................             $(0.05)
                                                                          ======



                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                         STATEMENT OF PARTNERS' EQUITY

            For the Period July 1, 1996 (date operations commenced)
                              to September 30, 1996



                                    Original
                           General          Limited     Limited
                           Partner          Partner     Partner         Total
                           -------          -------     -------         -----

Equity (deficit),
December 31, 1995           $ -             $ - -       $    - -      $       -

Capital contributions        100             900         3,073,980    3,074,980

Offering expenses         (3,677)                         (363,988)    (367,665)

Capital issued for notes
receivable                                                 (82,000)     (82,000)
Withdrawals                                 (900)                          (900)
Net loss                       (1)             0               (74)         (75)
                               --             --               ---          ---

Equity (deficit),
 September 30, 1996        $(3,578)        $    0        $2,627,918  $2,624,340
                            =======         ======        ==========  ==========











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

Cash flows used by operating activities:
Net loss ........................................................       $   (75)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
      Equity in loss of limited partnerships ....................         2,040
      Amortization ..............................................           418
      Change in other assets ....................................          (702)
      Accrued fees and expense due to
      general partner and affiliates ............................         7,631
                                                                          -----
           Net cash provided by operating activities ............         9,312
                                                                          -----

Cash flows used by investing activities:
  Investment in limited partnerships ..........................      (1,289,643)
  Acquisition fees ............................................        (185,100)
                                                                       --------
             Net cash used by investing activities ............      (1,474,743)
                                                                     ----------

Cash flows provide by financing activities:
  Capital contributions .......................................       2,542,080
  Offering costs ..............................................        (310,542)
                                                                       --------
             Net cash provided by financing activities ........       2,231,538
                                                                      ---------

Net increase in cash and cash equivalents .....................         766,107
Cash and cash equivalents, beginning of period ................               0
                                                                      ---------

Cash and cash equivalent, end of period .......................     $   766,107
                                                                    ===========



                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                      STATEMENT OF CASH FLOWS (CONTINUED)

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

During the period July 1, 1996 (date operations commenced) to September 30, 1996, the Partnership incurred, but did not pay, $2,482,421 of payables to limited partnerships (in connection with its investments in limited partnerships) (see Note 4)

During the period July 1, 1996 (date  operations  commenced)  to  September  30,
1996,   $450,000  of  capital   contributions  were  recorded  as  subscriptions
receivable.



















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

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

Allocations Under the Terms of the Partnership Agreement The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the general partner has received a subordinated disposition fee any additional sale or refinancing proceeds.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allocations Under the Terms of the Partnership Agreement (Continued) will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of September 30,1996, the Partnership had acquired limited partnership interests in two limited partnerships each of which owns one apartment complex. As of September 30,1996, construction and rehabilitation of one of the apartment complexes had completed construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30,1996:

                                                                       1996
                                                                       ----


Capital contributions to limited partnerships ..............        $ 3,772,964
Capitalized acquisition fees and costs .....................            202,819
Equity in loss of limited partnership ......................             (2,040)
Amortization of capitalized acquisition costs ..............               (418)
                                                                           ----

Investment Balance - end of period .........................        $ 3,973,325
                                                                    ===========

Selected financial information for the period July 1, 1996 (date operations commenced) to September 30, 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

Total revenue ..........................................               $ 12,900

Interest expense .......................................                  5,500
Depreciation ...........................................                  1,500
Operating expenses .....................................                  8,000
Total expenses .........................................                 15,000
                                                                         ------

Net Loss ...............................................               $ (2,100)
                                                                       ========

Net loss  allocable to the  Partnership                                $ (2,040)
                                                                       ========

                         WNC HOUSING TAX CREDIT FUND V,
                                 L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30,1996:

Acquisition fees                                              $17,719
Advances made for acquisition costs,
organizational, offering and selling expenses                  64,754
Due to Original Limited Partner                                   900
                                                               ------
  Total accrued fees and advances                             $83,373
                                                              =======

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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


NOTE 5 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE

During the period July 1, 1996 (date operations commenced) to September 30, 1996, the Partnership accepted $82,000 in promissory notes from limited partners and collected payments of $0 for those promissory notes previously issued. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 9.75% per annum. Principal and interest are due
(i) June  30,  1997 if the  investor  subscribes  between  January  1,  1996 and
December 31, 1996 or (ii) January 31, 1988 if the investor subscribes after December 31, 1996. This amount is presented as a reduction in partners' equity.

Subscriptions receivable of $450,000 has been received subsequent to September 30,1996 and accordingly has been classified as an asset.

NOTE 6 - INCOME TAXES

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Subsequent to September 30,1996, the Partnership acquired a limited partnership interest in one limited partnership totaling $400,905.

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

As of May 15, 1996 and June 30, 1996, Series 4 had not yet commenced operations and the capital anticipated to be raised through its public Offering of Units had not yet become available. As of August 23, 1996, Series 4 had received cash subscriptions funds of $1,400,000, thereby satisfying the minimum Offering condition. As of September 30, 1996 and November 14, 1996, Series 4 had received and accepted subscription funds in the amount of $3,074,000 (3,075 Units) and $4,673,900 (4,675 Units), respectively, of which $82,000 and $184,500, respectively, was represented by Promissory Notes.

All of the proceeds from the sale of Units have been committed to the purchase price and acquisition fees and costs of three Local Limited Partnership Interests, Reserves and expenses of this Offering. Series 4 requires a total of approximately $5,565,000 in this regard.

As of November 14, 1996, Series 4 has made capital contributions to Local Limited Partnerships in the amount of approximately $1,391,000, and has no earnest money deposits. Series 4 does not make earnest money deposits in connection with all the Local Limited Partnerships it investigates; however, certain Local Limited Partnerships require such deposits a evidence of the sincerity of Series 4 in pursuing the investigation. If as a result of its due diligence and other investigative activities Series 4 determines that acquisition of a Local Limited Partnership Interest as to which a deposit has been made is not appropriate for Series 4 (e.g., the investment would not satisfy the minimum investment parameters set forth in the Prospectus), Series 4 would reject the investment and the Local Limited Partnership would be required to return the deposit. If Series 4 determines that acquisition of a Local Limited Partnership Interest is appropriate, the investment is made and the deposit is credited to Series 4's capital obligation to the Local Limited Partnership, if the investment is not consummated, the deposit is forfeited.

Series 3 and Series 4
---------------------

It is not expected that any of the Local Limited Partnerships in which the Series 3 and Series 4 (the Partnerships) have invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnerships, including payment of the asset management fee to the General Partner.

The Partnerships' investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnerships. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnerships' investment commitments and proposed operations.

The  Partnerships  will  establish  working  capital  reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnerships excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Local Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnerships' liquidity could also be affected by defaults or delays in payment of the Local Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreements the Partnerships do not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnerships or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnerships and any equity contributed by the general partners of the Local Limited Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnerships level) will be
(i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Local Limited Partnerships (in this regard, each local general partner is required to fund operating deficits, but only for a period of two years following construction completion), (iii) other equity sources (which could adversely affect the Partnerships' interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or
(iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

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

Results of Operations Series 3
------------------------------

As of December 31, 1995 and September 30, 1996 Series 3 had acquired 2 and 16 Limited Partnership Interests, respectively. Each of the 16 Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30,

1996, seven of the Apartment Complexes in Series 3 had commenced operations, none of them for a full year. Accordingly, the "Equity in losses from limited partnerships" for the periods ended December 31, 1995 and September 30, 1996 reflected in the Statement of Operations of Series 3 is not indicative of the amounts to be reported in future years.

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

Equity in Losses from Local Limited Partnership. Series 3's equity in losses from Limited Partnerships is equal to 99% of the aggregate net losses of each Limited Partnership incurred after admission of Series 3 as a limited partner thereof.

After rent-up all Local Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Local Limited Partnerships are expected to exceed net rental income.

Series 3 accounts for its investments in Local Partnerships using the equity method of accounting, whereby Series 3 reduces its investment balance for its share of Local Limited Partnerships' losses and distributions. Losses are not recognized to the extent that the investment balance would be adjusted below zero.

Results of Operations - Series 4
--------------------------------

As of November 14, 1996 and September 30, 1996, Series 4 had acquired three and two Limited Partnership Interests, respectively. Each of the three Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1996, one of the Apartment Complexes in Series 4 had commenced operations in August 1996 and acquired by Series 4 in September 1996. Accordingly, the "Equity in losses from limited partnerships" for the period July 1, 1996 (date operations commenced) to September 30, 1996 reflected in the Statement of Operations of Series 4 is not indicative of the amounts to be reported in future years.

Series 4 was formed in March 1995 and commenced operations in July 1996. Consequently, there are no operations for the period ended September 30, 1995.

Consistent with the investment objectives of Series 4, each Local Limited Partnership is generating or is expected to generate Housing Tax Credits for a period of approximately 10 years, commencing with completion of construction or rehabilitation of its Apartment Complex, and is generating or is expected to generate losses until sale of the Apartment Complex.

As reflected on its Statements of Operations, Series 4 had a loss of approximately $75 for the period July 1, 1996 (date operations commenced) to September 30, 1996. The component items of revenue and expense are discussed below.

Revenue. Series 4's revenues consisted entirely of interest earned on promissory notes and cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that Series 4 will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of capital contributions.

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

Equity in Losses from Limited Partnership. Series 4's equity in losses from Local Limited Partnerships is equal to approximately 99% of the aggregate net losses of each Limited Local Partnership incurred after admission of Series 4 as a limited partner thereof.

After rent-up all Local Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Local Limited Partnerships are expected to exceed net rental income.

Series 4 accounts for its investments using the equity method of accounting whereby Series 4 reduces its investment balance for its share of Local Limited Partnership's losses and distributions. Losses are not recognized to the extent that the investment balance would be adjusted below zero.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3 and Series 4

By:  WNC & ASSOCIATES, INC      General Partner
-----------------------------------------------

Date: November 26, 1996


By:   /s/John B. Lester, Jr.
----------------------------
John B. Lester, Jr.        President, WNC & Associates, Inc.

Date: November 26, 1996

By:  /s/Theodore M. Paul
------------------------
Theodore M. Paul  Vice President - Finance, WNC & Associates, Inc.

Date: November 26, 1996