Form 10-K
period 1996-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1997-05-16
CIK 943904

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21895


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

California                                                   33-6163848

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:

Title of Securities                                Exchanges on which Registered

NONE                                               NONE



           Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|




                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

Item 1.  Business

         PART I.


Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 ("the Partnership" or "Series 3") is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995 to acquire limited partnership interests in limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Low Income Housing Credit").
 As of the close of the public offering, January 21, 1996 a total of 18,000 Limited Partnership Interests representing $17,565,135 had been sold.


The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner"). The business of the Partnership is conducted primarily through the General Partner as Series 3 has no employees of its own.


         Description of Business

The Partnership's principal business is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the federal Low Income Housing Credit. In general, under Section 42, an owner of a low-income housing project is entitled to receive the Low Income Housing Credit in each year of a ten-year period (the "Credit Period"). The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by Local General Partners, but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1996, the Partnership had invested in 16 and identified for investment two Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promotinglow- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and neither the Partnership's investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interest in the Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments could be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes will be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

As of December 31, 1996, 11 of the 16 Apartment Complexes acquired by the Partnership were completed and in operation and five were under construction. The Apartment Complexes owned by the Local Limited Partnerships in which the Partnership has invested were or are being eveloped by the Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local
General Partners. As a limited partner, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

 Following is recap of the status of the 18 Apartment Complexes owned by the 18 Limited Partnerships invested in or identified by the Partnership:

                                               Construction                Under
                                            or Rehabilitation          Construction         Construction
                                                Completed            or Rehabilitation      Not Started
                                                ---------            -----------------      -----------
   Properties acquired by 12/31/96                  11                       5                   0
   Properties acquired subsequent to
   12/31/96                                         1                        1                   0

Following is recap of the status of the 18 Apartment Complexes owned by the 18 Limited Partnerships invested in or identified by the Partnership:


                        SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                               IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                         AS OF DECEMBER 31, 1996


                                   No. of           Units             Units            Percentage
Name & Location                     Units       Completed          Occupied             Occupancy
---------------                     -----       ---------          --------             ---------
Alliance Apartments I                 19              19               17                     89%
 Alliance, Nebraska
Blessed Rock of El Monte             137                                0                     0
 El Monte, California
Broadway Apartments                   78                                0                     0
 Hobbs, New Mexico
Cascade Pines, L.P., II              375             375              356                    95
 Atlanta, Georgia
Curtis Associates I                   12                                0                     0
 Curtis, Nebraska
Escatawpa Village Associates          31                                0                     0
 Escatawpa, Mississippi
Evergreen Apartments I                76              76               61                    80
 Tulsa, Oklahoma
Hastings Apartments I                 18              18               18                   100
 Hastings, Nebraska
Heritage Apartments I                 30                                0                     0
 Berkeley, Montana
Hillcrest Associates                  28              28               27                    96
 Ontario, Oregon
Patten Towers, L.P. II               221             221              217                    98
 Chattanooga, Tennessee
Prairieland Prop of Syracuse II        8                                0                     0
 Syracuse, Kansas
Raymond S. King Apts.                 22                                0                     0
 Greensboro, North Carolina
Rosedale Limited Partnership          31              31               29                    94
 Silver City, New Mexico
Shepherd South Apts. I                24              24               22                    92
 Shepherd, Texas
Solomon Associates I, L.P.            16                                0                     0
 Solomon, Kansas
Talladega Co. Housing Ltd.            30              30               28                    93
 Talladega, Alabama
The Willows Apartments                36                                0                     0
 Morganton, North Carolina        ______       _________        _________          _____________

                                    1192             822              775                   100%
                                    ====             ===              ===                   ====

Series 3 has become a limited partner in Evergreen Apartments I Limited Partnership, an Oklahoma limited partnership ("EVERGREEN"); Hillcrest Associates, a Limited Partnership, an Oregon limited partnership ("HILLCREST"); Shepherd South Apartments I, Ltd., a Texas limited partnership ("SHEPHERD I"); Talladega County Housing, Ltd., an Alabama limited partnership ("TALLADEGA"); and The Willows Apartments Limited Partnership, a North Carolina limited partnership ("WILLOWS"). Patten Towers, L.P. II, a Tennessee limited partnership ("PATTEN"). Series 3 expects to become a limited partner in Alliance Apartments I, Limited Partnership, a Nebraska limited partnership ("ALLIANCE"); Hastings Apartments I, L.P., a Nebraska limited partnership ("HASTINGS"); and Raymond S. King Apartments, a North Carolina limited partnership ("KING"); Prairieland Properties of Syracuse II, L.P., a Kansas limited partnership ("PRAIRIELAND"); Heritage Apartments I, L.P., a Missouri limited partnership ("HERITAGE"); and Solomon Associates I, L.P., a Missouri limited partnership ("SOLOMON"); Cascade Pines, L.P. II, a Georgia limited partnership ("CASCADE"); and Rosedale Limited Partnership, a New Mexico limited partnership ("ROSEDALE"); Curtis Associates I, L.P., a Nebraska limited partnership ("CURTIS").

Series 3 and WNC Housing Tax Credit Fund V, L.P., Series 4 ("SERIES 4") have each acquired one-half of the Local Limited Partnership Interest in Blessed Rock of El Monte, a California limited partnership ("BLESSED ROCK").

Series 3 expects to become a limited partner in Broadway Apartments, Limited Partnership, a New Mexico limited partnership ("BROADWAY"); and Escatawpa Village Associates, L.P., a Mississippi limited partnership ("ESCATAWPA").

EVERGREEN owns the Evergreen Apartments in Tulsa Oklahoma; HILLCREST owns the Hillcrest Apartments in Ontario, Oregon; SHEPHERD I owns the Shepherd South Apartments I in Shepherd, Texas; TALLADEGA owns Indian Hills Estates in Talladega, Alabama; and WILLOWS owns The Willows Apartments in Morganton, North Carolina; ALLIANCE owns the Alliance Apartments in Alliance, Nebraska; HASTINGS owns the Hastings Apartments in Hastings, Nebraska; KING owns the Raymond S. King Apartments in Greensboro, North Carolina; and PATTEN owns the Patten Towers Apartments in Chattanooga, Tennessee; BROADWAY owns the Broadway Apartments in Hobbs, New Mexico; HERITAGE owns the Heritage Apartments in Berkeley, Missouri; PRAIRIELAND owns the North Ridge Apartments in Syracuse, Kansas; and SOLOMON owns the North Pine Village Apartments in Solomon, Kansas; BLESSED ROCK owns the Blessed Rock of El Monte Apartments in El Monte, California; CASCADE owns the Cascade Pines Apartments in Atlanta, Georgia; CURTIS owns the Bergwood Apartments in Curtis, Nebraska; ESCATAWPA owns the Escatawpa Village Apartments in Escatawpa, Mississippi; and ROSEDALE owns the Valley View Apartments in Silver City, New Mexico.

Included herein is a discussion of a Local Limited Partnership Interest acquired by WNC Housing Tax Credit Fund V, L.P., Series 3 ("SERIES 3").

Series 3's currently required capital contribution to the Local Limited Partnerships identified herein will represent investment in 18 Local Limited Partnerships and all of the Partnership's offering proceeds available for investment. The Apartment Complexes owned by all such Local Limited Partnerships are located in 13 states and are being developed and constructed by 13 different development teams. Seven of the Apartment Complexes are financed by RECDS, nine are financed by other government assistance programs or a combination of other government assistance programs and "conventional" financing, and two are financed solely by "conventional" financing. Five of the Apartment Complexes are designed for senior citizens.

The following tables contain information concerning the Apartment Complexes owned by the Local Limited Partnerships identified herein

                                                                             LOCAL LIMITED
                         ESTIMATED                              PERMANENT    PARTNERSHIP'S
LOCAL                    CONSTRUC-                              MORTGAGE     ANTICIPATED
LIMITED    PROJECT       TION         NUMBER OF     BASIC       LOAN         AGGREGATE
PARTNER-   NAME/NUMBER   COMPLETION   APARTMENT     MONTHLY     PRINCIPAL    TAX CREDITS
SHIP       OF BUILDINGS  DATE         UNITS         RENTS       AMOUNT       (1)
===============================================================================================
EVERGREEN  Evergreen     November     25 1BR units  $280        $650,000     $990,850
           Apartments    1995         43 2BR units  $320        CFB (3)
           (2)                         8 3BR units  $450
                                                                $324,425
           3 buildings                                          MWPHGL
                                                                  (4)
-----------------------------------------------------------------------------------------------
HILLCREST  Hillcrest     Completed    26 1BR units  $350        $1,311,000   $683,400
           Apartments                  2 2BR units  $370        RECDS (6)
           (5)

           8 buildings
-----------------------------------------------------------------------------------------------
SHEPHERD   Shepherd      November      8 1BR units  $232        $583,900     $277,640
  I        South         1995         16 2BR units  $300        RECDS (6)
           Apartments I
           (2)

           6 buildings
-----------------------------------------------------------------------------------------------
TALLADEGA  Indian Hills   August       8 1BR units  $198        $576,000     $1,265,000
           Estates        1996        12 2BR units  $237        AHFA(7)
                                       6 3BR units  $374
                                                                $246,513
           5 buildings                                          Colonial
                                                                Bank (8)
-----------------------------------------------------------------------------------------------
WILLOWS    The Willows   December     34 1BR units  $269-312    $254,500     $1,426,280
           Apartments    1996          2 2BR units    $375      CICNC (9)
           (5)
                                                                $900,000
           1 building                                           NCHFA (10)

                                                                $40,000
                                                                City of
                                                                Morganton(11)
-----------------------------------------------------------------------------------------------
ALLIANCE   Alliance      Completed     6 2BR units  $336        $500,000     $1,089,660
           Apartment     July 1995    13 3BR units  $468        CFB (12)

           9 buildings                                          $147,779
                                                                City of
                                                                Alliance (13)
-----------------------------------------------------------------------------------------------
HASTINGS   Hastings      February      6 2BR units  $359        $450,000     $993,600
           Apartments    1996         12 3BR units  $419        FNBO (14)

           9 buildings
-----------------------------------------------------------------------------------------------
KING       Raymond S.    November     22 2BR units  $250        $719,000     $974,798
           King          1996                                   City of
           Apartments                                           Greensboro
           (5)                                                     (15)

           2 buildings
-----------------------------------------------------------------------------------------------
PATTEN     Patten        June 1996    32 studio     $508 (8)    $7,000,000   $3,911,130
           Towers                      units                    Hamilton
           Apartments                 188 1BR       $563 (8)    County IDB
           (5) (2)                     units                       (16)
                                      1 2BR         $644 (8)    $875,000
           1 building                  units                    Hamilton
                                                                County IDB(17)
-----------------------------------------------------------------------------------------------

                                                                             LOCAL LIMITED
                         ESTIMATED                              PERMANENT    PARTNERSHIP'S
LOCAL                    CONSTRUC-                              MORTGAGE     ANTICIPATED
LIMITED    PROJECT       TION         NUMBER OF     BASIC       LOAN         AGGREGATE
PARTNER-   NAME/NUMBER   COMPLETION   APARTMENT     MONTHLY     PRINCIPAL    TAX CREDITS
SHIP       OF BUILDINGS  DATE         UNITS         RENTS       AMOUNT       (1)
===============================================================================================
BROADWAY   Broadway      December     30 1BR units  $272-335     $1,215,000    $3,613,990
           Apartments    1996         16 2BR units  $324-399     BA (2)
                                      32 3BR units  $372-458
           9 buildings                                           $150,538
                                                                 HOME (3)
-----------------------------------------------------------------------------------------------
HERITAGE   Heritage      June 1997    30 1BR units  $250-300     $577,350      $1,370,670
           Apartments                                            MHDC (5)

           1 building                                            $135,957
           (5)                                                   St. Louis
                                                                 County (6)
-----------------------------------------------------------------------------------------------
PRAIRIE-   North Ridge   September    2 1BR units   $270         $295,171      $152,460
LAND       Apartments    1996         4 2BR units   $315         RECDS (6)
                                      2 3BR units   $340
           4 buildings
-----------------------------------------------------------------------------------------------
SOLOMON    North Pine    January       4 1BR units  $269         $561,366      $253,678
           Village       1997         12 2BR units  $352         RECDS (6)
           Apartments

           4 buildings
-----------------------------------------------------------------------------------------------
BLESSED    Blessed       August       136 1BR       $402         $2,600,000    $9,147,920
ROCK       Rock of El    1997          units                     FENB (22)
           Monte                        1 2BR unit  $0 (mgr
           Apartments                                   unit)    $275,000
                                                                 EMCRA (23)
           14 buildings
           (5)                                                   $650,000
                                                                 DCF (24)
-----------------------------------------------------------------------------------------------
CASCADE    Cascade       October       94 1BR units $329-$365    $2,465,000    $2,681,950
           Pines         1996         187 2BR units $399-$470    URFA (25)
           Apartments                  94 3BR units $499-$530
                                                                 $4,990,000
           38 buildings                                          URFA (25)0
           (5)
                                                                 $1,100,000
                                                                 URFA (25)
-----------------------------------------------------------------------------------------------
CURTIS     Bergwood      July 1996    4 1BR units    $265         $430,000     $181,120
           Apartments                 8 2BR units    $320         RECDS (6)

           3 buildings
           (2)
-----------------------------------------------------------------------------------------------
ESCATAWPA  Escatawpa     September     8 1BR units   $317         $900,500     $493,720
           Village       1996         23 2BR units   $369         RECDS (6)
           Apartments

           12 buildings
           (2)
-----------------------------------------------------------------------------------------------
ROSEDALE   Valley View   January       6 1BR units   $295         $1,330,000   $547,280
           Apartment     1996         19 2BR units   $358         RECDS (6)
                                       6 3BR units   $418
           4 buildings
-----------------------------------------------------------------------------------------------

(1) Low Income Housing Credits are available over a 10-year period. For the year in which the credit first becomes available, Series 3 will receive only that percentage of the annual credit which corresponds to the number of months during which Series 3 was a limited partner of the Local Limited Partnership, and during which the Apartment Complex was completed and in service. See the discussion under "The Low Income Housing Credit" in the Prospectus.

(2)      Rehabilitation property.

(3) Commercial Federal Bank ("CFB") will provide the first mortgage loan for a term of 15 years at an annual interest rate of 8.5%. Principal and interest will be payable monthly based on a 22-year amortization schedule with the balance of the loan due and payable in the 15th year.

(4) Most Worshipful Prince Hall Grand Lodge ("MWPHGL") will provide the second mortgage loan for a term of 15 years at an annual interest rate of 5%. Principal and interest will be payable monthly based on a 15- year amortization schedule.

(5)      Property designed for senior citizens.

(6) RECDS provides mortgage loans under the RECDS Section 515 Mortgage Loan Program. Each of these mortgage loans will be a 50-year loan and will bear annual interest at a market rate prior to reduction of the interest rate by a mortgage interest subsidy to an annual rate of 1%, with principal and interest payable monthly based on a 50-year amortization schedule.

(7) Alabama Housing Finance Agency ("AHFA") will provide the first mortgage loan under the HOME program for a term of 20 years at an annual interest rate of .5% with principal payable monthly based on a 20-year amortization schedule and interest payable at maturity.

(8) Colonial Bank will provide the second mortgage loan for a term of 20 years at an annual interest rate of 10.5% with principal and interest payable monthly based on a 20-year amortization schedule.

(9) Community Investment Corporation of North Carolina ("CICNC") will provide the first mortgage loan for a term of 30 years at an annual interest rate of 9.25%. Principal and interest will be payable monthly, based on a 30-year amortization schedule.

(10) North Carolina Housing Financial Agency ("NCHFA") will provide the second mortgage loan interest-free for a term of 30 years based on a 30-year amortization schedule, payable monthly.

(11) The City of Morganton will provide the third mortgage loan interest-free for a term of 20 years, with principal payments due upon maturity of the loan.

(12) Commercial Federal Bank ("CFB") will provide the first mortgage loan for a term of 15 years at an annual interest rate of 8.5%. Principal and interest will be payable monthly based on a 22-year amortization schedule.

(13) The City of Alliance will provide the second mortgage loan for a term of 20 years at an annual interest rate of 0.1%. Principal and interest will be payable monthly based on a 20-year amortization schedule.

(14) First National Bank of Omaha ("FNBO") will provide the mortgage loan for a term of 15 years at a variable interest rate. The note rate will be fixed for 36 months, and every 36 months thereafter, at the adjusted rate which is 225 basis points over the Three-year Treasury Constant Maturities. The note will have a floor rate of 8.5% and a ceiling rate of 12.5%. Principal and interest will be payable monthly based on a 15-year amortization schedule.

(15) The City of Greensboro has approved funding for the rehabilitation of the Apartment Complex in the aggregate amount of $719,000. The funding sources will be $355,240 of HOME fundings and $363,750 from the City's Community Development Block Grant Loan Guarantee Program. The mortgage loan is interest-free for a term of 30 years with a balloon payment at the end of the term. The HOME Program was created under the National Affordable Housing Act of 1990. States, metropolitan cities, urban counties and consortia (contiguous units of local government) are eligible to become participating jurisdictions in the HOME Program. The HOME funds are allocated by formula, with 60% of these funds available for metropolitan cities, urban counties and consortia and 40% for states. HOME funds may be used for tenant-based rental assistance, assistance to home-buyers and homeowners, property acquisition, new construction, moderate or substantial rehabilitation, site improvements, demolition, relocation expenses and other reasonable and necessary expenses related to development of non-luxury housing.

(16) The Local Limited Partnership has received tax-exempt bond financing in the aggregate principal amount of $7,000,000 (the "Tax-Exempt Bond"). The issuer of the bonds is the Industrial Development Board of the County of Hamilton, Tennessee ("IDB"). The Tax-Exempt Bond was issued in five separate bonds, fully amortized by their respective maturity dates, as follows: $2,465,000 at 5.5% interest per year maturing on August 1, 2005; $1,080,000 at 5.9% interest per year maturing on February 1, 2008; $830,000 at 7% interest per year maturing on February 1, 2009; $670,000 at 6.1% interest per year maturing on August 1, 2015; and $1,955,000 at 6.175% interest per year maturing on August 1, 2026. Upon funding of the bonds approximately $390,000 will be held by the Trustee in a separate debt service reserve fund to be used by the Trustee for payment of the bonds, if required. Principal and interest on the bonds will be due semi-annually on February 1 and August 1 of each year.

(17) The Local Limited Partnership will receive taxable bond financing in the principal amount of $875,000 at 6.45% interest per year and maturing on February 1, 2002 ("Taxable Bond"). The Taxable Bond, which is fully amortized by its maturity date with principal and interest due semi-annually on February 1 and August 1 of each year, was issued by IDB.

(18) Bank of America ("BA") will provide the first mortgage loan for 15 years at an annual interest rate of 11.5%. Principal and interest will be payable monthly based on a 30-year amortization schedule, and all unpaid principal will be due upon maturity of the loan.

(19) HOME funds will be provided for the second mortgage loan for a term of 50 years at an annual interest rate of 7%. Payments are based upon the availability of cash flow. Principal and interest will accrue if not paid and will be due upon maturity of the loan.

(20) Missouri Housing Development Commission ("MHDC") will provide the first mortgage loan for a term of 35 years at an annual interest rate of 1%. Principal and interest will be payable monthly based on a 35-year amortization schedule.

(21) St. Louis County will provide the second mortgage loan for a term of 35 years at no interest. Principal payments will be made from surplus cash flow and will accrue if not paid. Accrued principal will be due upon maturity of the loan.

(22) Far East National Bank ("FENB") will provide the first mortgage loan for a term of 30 years at an annual interest rate of 8.5%. Principal and interest will be payable monthly, based on a 20-year amortization schedule.

(23) El Monte Community Redevelopment Agency ("EMCDA") will provide the second mortgage loan for a term of 15 years at an annual interest rate of 4%. The loan will be repaid based on residual receipts.

(24) Deferred City Fees ("DCF") will provide the third mortgage loan for a term of 30 years at an annual interest rate of 1%. The loan will be repaid based on residual receipts

(25) Urban Residential Finance Authority (URFA) will provide the first mortgage loan for a term of 15 years at an annual interest rate of 6.25%. Principal and interest will be payable annually based on a 15-year amortization schedule. URFA will provide the second mortgage loan for a term of 30 years at an annual interest rate of 6.6%. Principal and interest will be payable annually based on a 30-year amortization schedule. URFA will provide the third mortgage loan for a term of 30 years at an annual interest rate of 7%. Principal and interest will be payable annually based on a 30-year amortization schedule.


Tulsa (EVERGREEN): Tulsa (population 367,000) is the county seat of Tulsa County, and is in northeast Oklahoma at the intersection of Interstate Highway 44 and U.S. Highway 75. The major employers for Tulsa residents are American Airlines, Tulsa Public Schools, and St. Francis Hospital.

Ontario (HILLCREST): Ontario (population 9,700) is in Malheur County in east-central Oregon on U.S. Highway 20-26, near Interstate Highway 84. Ontario is the trade center for this area, known as the Western Treasure Valley. Major employers for the Ontario area include Ore-Ida Foods, Woodgrain Moulding, and American Fine Foods.

Shepherd (SHEPHERD I): Shepherd (population 1,800) is in San Jacinto County at the intersection of U.S. Highway 59 and State Highway 156, in east-central Texas approximately 50 miles northeast of Houston. The major employers for Shepherd residents are the Shepherd Independent School District and EGC Plastics.

Talladega (TALLADEGA): Talladega (population 74,000) is in central Alabama approximately 55 miles east of Birmingham and is the county seat of Talladega County. Interstate Highway 20 is ten miles north of the city. The major employers in the area are Kimberly Clark Corporation (paper/pulp), Russell Corporation (apparel), Sullivan Graphics (commercial printing) and Georgia-Pacific (plywood lumber pulp).

Morganton (WILLOWS): Morganton (population 15,200) is the county seat of Burke County in the western section of North Carolina, 70 miles northwest of Charlotte and 55 miles east of Asheville, at the intersection of Interstate Highway 40 and U.S. Highway 64. The city's major industries are furniture manufacturing and textiles. Two of the area's largest employers are Alba Waldensian (hosiery) and Masco/Drexel Heritage (furniture).

Alliance (ALLIANCE): Alliance (population 9,800) is the county seat of Box Butte County, Nebraska, and is near the intersection of U.S. Highway 385 and State
Highway 2, in the western part of the state. Major employers for Alliance residents are Burlington Northern, Dayco, and Woolrich.

Hastings (HASTINGS): Hastings (population 23,000) is the county seat of Adams County, Nebraska, in the south-central part of the state, 150 miles southwest of Omaha, at the intersection of U.S. Highways 6, 34 and 281. The major employers are Mary Lanning Memorial Hospital, Hastings Regional Hospital, and Hastings Public School District.

Greensboro (KING): Greensboro (population 187,000) is the county seat of Guilford County, North Carolina, and is located at the intersection of Interstate Highways 40 and 85, approximately 25 miles east of Winston-Salem and 85 miles northwest of Raleigh. The largest employers for Greensboro residents are local and county governments, Sears, Roebuck and Company, and American Telephone and Telegraph.

Chattanooga (PATTEN): Chattanooga (population 150,000) is located in Hamilton County, Tennessee, in the south-central part of the state near the Georgia and Alabama borders, at the intersection of Interstate Highways 24, 59 and 75. The major employers are the Tennessee Valley Authority, Erlanger Medical Center and Provident Life and Accident (insurance company).

Hobbs (BROADWAY): Hobbs (population 30,000) is located in Lea County in southeast New Mexico on U.S. Highway 62/180. The economy of Hobbs is based on the petroleum industry, with four of the ten largest employers conducting petroleum related businesses. However, the three largest employers for Hobbs residents are the Hobbs Municipal Schools, Lea Regional Hospital and city government.

Berkeley (HERITAGE): Berkeley (population 11,000) is located in St. Louis County in eastern Missouri, near Interstate Highways 70, 170 and 270, and is a suburb of the city of St. Louis. The major employers for Berkeley residents are McDonnell Douglas, Ferguson-Florissant Schools, and Lambert-St. Louis Airport.

Syracuse (PRAIRIELAND): Syracuse (population 1,600) is the county seat of Hamilton County, Kansas, and is located in the western part of the state at the intersection of U.S. Highway 50 and State Highway 27. The economy of Hamilton County is based largely on agriculture. The Syracuse Unified School District, Hamilton County Hospital and county government are the largest employers in Syracuse.

Solomon (SOLOMON): Solomon (population 1,000) is located in Dickinson County, Kansas, in the central part of the state along Interstate Highway 70, approximately 90 miles west of Topeka. Agriculture plays a major role in the economy of Dickinson County. Many of Solomon's residents commute to Abilene and Salina for employment. The largest employers within Solomon are Solomon Corporation (transformer manufacturing), Mid Kansas Auto Truck Center, and the Solomon Unified School District.

El Monte (BLESSED ROCK): El Monte (population 106,000) is in Los Angeles County, California, in the San Gabriel Valley, approximately 12 miles east of downtown Los Angeles. The major employers for El Monte residents are Wells Fargo Bank, Von's Co., Inc. (distribution warehouse), and Sargent-Fletcher (air frames).

Atlanta (CASCADE): Atlanta (population 394,000) is the state capital of Georgia, and is located in Fulton County at the intersection of Interstate Highways 85, 75 and 20. Atlanta is considered the commercial, transportation and financial capital of the Southeast. It is the national headquarters for Coca-Cola, CNN, Delta Air Lines, United Parcel Service, Home Depot, and Holiday Inn-Worldwide.

Curtis (CURTIS): Curtis (population 800) is in Frontier County in the south-central part of Nebraska, near the intersection of U.S. Highway 83 and State Highways 18 and 23. Major employers for Curtis residents are Maywood Corp. (agricultural products), Sunset Haven Nursing Community, and NCTA Technical School.

Escatawpa (ESCATAWPA): Escatawpa (population 3,900) is in Jackson County in southern Mississippi on Interstate Highway 10. Mobile, Alabama is located approximately 20 miles east of Escatawpa. Major employers in Jackson County include Ingalls (shipbuilding), Chevron Refinery, and International Paper.

Silver City (ROSEDALE): Silver City (population 10,600) is the county seat of Grant County in southwest New Mexico near the intersection of U.S. Highway 180 and State Highway 90. Major employers for Rosedale residents are Silver City Daily Press and Southwest Transit Mix.

                                                              ALLOCATIONS (3)  SERIES 3's
LOCAL         LOCAL                         SHARING RATIOS:   AND SALE OR      CAPITAL
LIMITED       GENERAL        PROPERTY       CASH FLOW         REFINANCING      CONTRIBUTION
PARTNERSHIP   PARTNERS       MANAGER (1)    (2)               PROCEEDS (4)     (5)
===========================================================================================
EVERGREEN     Most           Retro          WNC: 1st $5,000   99/1             $549,327
              Worshipful     Management     LGP: 2nd $5,000   50/50
              Prince Hall    Group, Inc.    Balance:
              Grand Lodge    (8)            WNC: 25%
              (6)                           LGP: 75%

              Retro
              Development
              of Oklahoma,
              Inc. (7)
-------------------------------------------------------------------------------------------
HILLCREST     Riley J. Hill  Riley J. Hill  WNC: 1st          99/1             $372,114
              (9)            (9)            $1,000            50/50
                                            LGP: the
                                            balance
-------------------------------------------------------------------------------------------
SHEPHERD I    Donald W.      Wilmic         WNC: 1/3          99/1             $151,173
              Sowell (10)    Ventures,      LGP: 2/3          50/50
                             Inc. (11)
-------------------------------------------------------------------------------------------
TALLADEGA     Thomas H.      Apartment      WNC: 1/3          99/1             $688,792
              Cooksey (12)   Services and   LGP: 2/3          50/50
                             Management
              Apartment      Co. (13)
              Developers,
              Inc. (12)
-------------------------------------------------------------------------------------------
WILLOWS       Gordon         GEM            WNC: 1/3          99/1             $776,611
              Douglas        Management,    LGP: 2/3          50/50
              Brown, Jr.     Inc. (17)
              (14)

              John C.
              Loving (15)

              Western N.C.
              Housing
              Partnership,
              Inc. (16)
-------------------------------------------------------------------------------------------
ALLIANCE      Retro          Retro          WNC: 1st $2,500    99/1            $604,108
              Development,   Management     LGP: 2nd $2,500    50/50
              Inc. (18)      Group, Inc.    Balance:
                             (8)            WNC: 25%
                                            LGP: 75%
-------------------------------------------------------------------------------------------
HASTINGS     Retro           Retro          WNC: 1st $2,500    99/1            $536,070
             Development,    Management     LGP: 2nd $2,500    25/75
             Inc. (18)       Group, Inc.    Balance:
                             (8)            WNC: 25%
             Most                           LGP: 75%
             Worshipful
             Prince Hall
             Grand Lodge
             (19)
-------------------------------------------------------------------------------------------
KING         Project         Wynnefield     WNC: 1/3           99/1            $482,525
             Homestead,      Properties,    LGP: 2/3           50/50
             Inc. (20)       Inc. (21)
-------------------------------------------------------------------------------------------
PATTEN       Patten          Lawler-Wood,   WNC: Greater of    99/1            $2,170,680
             Towers, LLC     Inc. (23)      $5,000 or 15%      50/50
             (22)                           LGP: 40%
                                            Balance:
                                            WNC: 50%
                                            LGP: 50%
-------------------------------------------------------------------------------------------

                                                              ALLOCATIONS (3)  SERIES 3's
LOCAL         LOCAL                         SHARING RATIOS:   AND SALE OR      CAPITAL
LIMITED       GENERAL        PROPERTY       CASH FLOW         REFINANCING      CONTRIBUTION
PARTNERSHIP   PARTNERS       MANAGER (1)    (2)               PROCEEDS (4)     (5)
===========================================================================================
BROADWAY     Trianon         Trianon        WNC:  Greater of   99/1            $1,896,260
             Development     Development    15% or $5,000      50/50
             Corporation     Corporation    LGP:  40%
             (24)            (24)           Balance: 50/50

             Foundation
             for Social
             Resources,
             Inc. (25)
-------------------------------------------------------------------------------------------
HERITAGE     Kenneth M.      Lockwood       WNC: 1/3           99/1            $773,469
             Vitor (26)      Realty,        LGP: 2/3           50/50
                             Inc. (28)
             Joseph A.
             Shepard (27)
-------------------------------------------------------------------------------------------
PRAIRIE-     Kenneth M.      Lockwood       WNC: 1/3           99/1            $84,524
LAND         Vitor (26)      Realty, Inc.   LGP: 2/3           50/50
                             (28)
             Joseph A.
             Shepard (27)
-------------------------------------------------------------------------------------------
SOLOMON      Kenneth M.      Lockwood       WNC: 1/3           99/1            $142,061
             Vitor (26)      Realty,        LGP: 2/3           50/50
                             Inc. (28)
             Joseph A.
             Shepard (27)
-------------------------------------------------------------------------------------------
BLESSED      Everland,       Professional   WNC: Greater       98.99/.01/1     $2,581,086
ROCK         Inc.(28)        Apartment      of 30% or          50/50
                             Management,    $12,000
                             Inc. (29)      LGP: 40% of
                                            the balance
                                            The balance:
                                            50/50
-------------------------------------------------------------------------------------------
CASCADE      Urban           Brencor Asset  WNC: Greater       98/2            $1,471,854
             Residential     Management,    of 10% or          50/50
             Management,     Inc. (31)      $5,000
             Inc. (30)                      LGP: 45%
                                            Balance:
                                            WNC:10.9%;
                                            LGP: 89.1%
-------------------------------------------------------------------------------------------
CURTIS       Joseph A.       Lockwood       WNC: 1/3           99/1            $98,622
             Shepard (27)    Realty,        LGP: 2/3           50/50
                             Inc. (28)
             Kenneth M.
             Vitor (26)
-------------------------------------------------------------------------------------------
ESCATAWPA    Olsen           Olsen          WNC: 1/3           99/1            $268,831
             Securities      Securities     LGP: 2/3           91/9
             Corporation     Corporation
             (32)            (32)
-------------------------------------------------------------------------------------------
ROSEDALE     Deke Noftsker   M-DC Group,    WNC: Greater of    99/1            $308,762
             (33)            Inc. dba       33% or $1,400      50/50
                             Alpha          LGP: 67%
                             Management
                             Co, Inc. (34)
-------------------------------------------------------------------------------------------

(1) The maximum annual management fee payable to the property manager generally is determined pursuant to lender regulations. Each Local General Partner is authorized to employ either itself or one of its Affiliates, or a third party, as property manager for leasing and management of the Apartment Complex so long as the fee therefor does not exceed the amount authorized and approved by the lender for the Apartment Complex.

(2) Reflects the amount of the net cash flow from operations, if any, to be distributed to Series 3 ("WNC") and the Local General Partner(s) ("LGP") of the Local Limited Partnership for each year of operations. Generally, to the extent that the specific dollar amounts which are to be paid to Series 3 are not paid annually, they will accrue and be paid from sale or refinancing proceeds as an obligation of the Local Limited Partnership.

(3) Subject to certain special allocations, reflects the respective percentage interests of Series 3 and the Local General Partner(s) in profits, losses and Low Income Housing Credits commencing with entry of Series 3 as a limited partner.

(4) Reflects the percentage interests of Series 3 and the Local General Partner(s) in any net cash proceeds from sale or refinancing of the Apartment Complex, after payment of the mortgage loan and other Local Limited Partnership obligations (see, e.g., note 3), and the following, in the order set forth: The capital contribution of Series 3; and the capital contribution of the Local General Partner.

(5) Series 3 will make its capital contributions to each Local Limited Partnership in stages, with each contribution due when certain conditions regarding construction or operations of the Apartment Complex have been fulfilled.

(6) Most Worshipful Prince Hall Grand Lodge ("MWPHGL") was formed 103 years ago, and was incorporated in 1982. One of its goals is to foster the development of safe, decent and affordable housing to individuals and families earning less than 60% of the median income of the area. The corporation has represented to Series 3 that, as of December 10, 1994, it had a net worth in excess of $3,000,000.

(7) Retro  Development  of  Oklahoma,  Inc.  was  formed in 1994 by
Douglas E. Hiner. The company has represented to the Partnership that, as of December 31, 1994, its net worth was minimal Construction and operating deficit guarantees will be provided by Douglas E. Hiner. Mr. Hiner, age 55, has represented to the Series 3 that, as of August 2, 1995, he had a net worth in excess of $6,500,000.

(8) Retro Management Group, Inc. was formed in 1994. The company currently manages more than 2,200 units in conventional and government financed apartment projects in Oklahoma, Nebraska and Iowa. The company's principal, Douglas E. Hiner, has been involved in property management since 1974.

(9) Riley J. Hill has been involved in the construction industry since 1969. He owns and manages in excess of 200 tax credit apartment units. Mr. Hill graduated from Yakima Valley College. Mr. Hill, age 48, has represented to Series 3 that, as of December 31, 1994, he had a net worth in excess of $3,000,000.

(10) Donald W. Sowell has been a principal and chief executive officer of D.W. &
S. Construction, Inc. since 1985. The corporation was formed for the purpose of providing construction and construction-related services to the multi-family, single-family and commercial-use markets. D.W. & S. Construction, Inc. has completed more than $12,000,000 in multi-family, light commercial and residential construction. Since 1979 Mr. Sowell has been a principal and chief executive officer of Don Sowell Development, Inc., a property development company which has developed $19,000,000 of real estate in Texas and Mississippi. Mr. Sowell, age 56, has represented to Series 3 that, as of September 30, 1994, he had a net worth in excess of $3,000,000.

(11) Wilmic Ventures, Inc. is a Texas corporation which was incorporated in 1984. The corporation is comprised of Wilmic Property Management and Wilmic Laundries, two separate divisions. Donald W. Sowell is a principal and chief executive officer of Wilmic Ventures, Inc. Wilmic Property Management began operating in 1979 and manages more than 1,200 apartment units, 386 of which are tax credit units.

(12) Thomas H. Cooksey has been involved in real estate development and apartment management since 1980 and, currently, is the general partner of partnerships that own apartment complexes located in 65 towns, principally in Alabama. Mr. Cooksey, age 54, has represented to Series 3 that, as of June 22, 1995, he had a net worth in excess of $8,900,000. Apartment Developers, Inc. was formed in 1993 by Mr. Cooksey, Charles Farrow, Jr. and Kay Wallace to act as a corporate general partner of the Local Limited Partnership which owns the Apartment Complex. Mr. Cooksey is the president and owner of the corporation. Apartment Developers, Inc. has a nominal shareholders' equity.

(13) Apartment Services and Management Co. was formed in 1986. Thomas H. Cooksey is president and owner of 50% of the corporation. Apartment Services and Management Co. manages in excess of 1,200 apartment units, more than 800 of which are tax credit units.

(14) Gordon Douglas Brown, Jr. has been involved in real estate development, finance, and analysis since 1964. His development experience includes apartments, office buildings, condominiums, and shopping centers. Together with John C. Loving, Mr. Brown has developed 20 apartment projects in North Carolina. Mr. Brown, age 55, has represented to Series 3 that, as of September 1, 1995, he had a net worth in excess of $1,700,000.

(15) John C. Loving is the owner and general manager of John Loving and Associates. Since 1971, Mr. Loving has been involved in real estate finance, management, sales and development. He earned a Masters of Commerce degree in finance from the University of Richmond, and is a member of the Raleigh Chamber of Commerce and the Wake County Homebuilders Association. Mr. Loving has served as director of Raleigh Academy, and is a director of the North Carolina Council for Rural Rental Housing. Mr. Loving, age 50, has represented to Series 3 that, as of August 31, 1995, he had a net worth in excess of $1,600,000.

(16) Western N. C. Housing Partnership, Inc. was formed in 1987, and incorporated in 1993 as a not-for-profit organization in North Carolina. The corporation provides technical assistance to the private and public sectors in preparing grant and loan applications for affordable housing, and has a nominal fund surplus.

(17) GEM Management, Inc. was formed in North Carolina in 1991. Its president, Gary D. Ellis, has been involved in low and moderate income housing programs since 1981. The corporation currently manages 72 apartment complexes consisting of more than 2,000 affordable rental units located in Alabama, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee, and Virginia.

(18) Retro Development, Inc. was formed in 1994 by Douglas E. Hiner. The company has represented to the Partnership that, as of December 31, 1994, its net worth was minimal. However, construction and operating deficit guarantees will be provided by Douglas E. Hiner. Mr. Hiner, age 55, has represented to Series 3 that, as of August 2, 1995, he had a net worth in excess of $6,500,000.

(19) Most Worshipful Prince Hall Grand Lodge ("MWPHGL") was formed 103 years ago and was incorporated in 1982. One of its goals is to foster the development of safe, decent and affordable housing to individuals and families earning less than 60% of the median income of the area. The corporation has represented to Series 3 that, as of September 1, 1995, it had a net worth in excess of $3,500,000.

(20) Project Homestead, Inc. is a North Carolina non-profit corporation which was formed in 1991 for the purpose of building and providing housing for low income families. The corporation has represented to Series 3 that, as of October 31, 1995, it had a fund balance in excess of $890,000.

(21) Wynnefield Properties, Inc. was founded in 1987 by Norwood Stone. The corporation specializes in property acquisition, construction, rehabilitation and real estate management. Mr. Stone, who is the sole shareholder, has more than 30 years' experience in construction, management and development of low and moderate income housing and commercial properties. The corporation currently manages 12 properties consisting of 656 units.

(22) Patten Towers Partners, LLC is a limited liability company which was formed in Tennessee in November 1995. Its members are Patten Housing, LLC and Flagship Housing, LLC. Robert A. Crowder is the chief manager of Patten Housing, LLC, and Chris A. Hodges is the chief manager of Flagship Housing, LLC. The company has represented to Series 3 that, as of December 1, 1995, its net worth was nominal. Brencor, Inc. will serve as a guarantor for the construction completion guarantee and the operating deficit guarantee which the Local Limited Partnership grants to Series 3. Robert A. Crowder is the principal of Brencor, Inc. The corporation has represented to Series 3 that, as of December 31, 1995, it had a net worth in excess of $1,000,000.

(23) Lawler-Wood, Inc. is located in Knoxville, Tennessee, and has been in the management business for 18 years. The corporation currently manages 17 affordable housing properties comprised of 3,250 units of family and elderly housing in four southeast states.

(24) Trianon Development Corporation is a California corporation which was formed in 1986 by Lester G. Day. Mr. Day, who is currently the corporation's chairman, has 40 years' experience in property development and management. Trianon Development Corporation currently manages 72 affordable housing projects consisting of approximately 6,500 units. The company has represented to Series 3 that, as of December 31, 1995, it had retained earnings in excess of $130,000. Construction and operating deficit guarantees will be provided by Lester Day. Mr. Day has represented to Series 3 that, as of December 31, 1995, he had a net worth in excess of $3,000,000.

(25) Foundation for Social Resources, Inc., a non-profit corporation, will be a special general partner. The corporation was founded in 1988 for the purpose of fostering the development, preservation and rehabilitation of low and moderate income housing. It currently owns more than 600 units in seven housing communities. The president of Foundation for Social Resources, Inc. is William
W. Hirsch. Mr. Hirsch has developed apartment communities in Southern California totaling more than 7,500 units. The corporation has represented to Series 3 that it has a nominal net worth. As noted above, operating deficit guarantees will be provided by Lester Day.

(26) Kenneth M. Vitor is a partner of The Lockwood Group, vice president of Lockwood Housing Development Corporation, president of Lockwood Equities, Inc., and president of Mid-America Securities, Inc. Before joining The Lockwood Group in June 1984, he was president and chief executive officer of Texstar Automotive Group and its subsidiaries. Mr. Vitor currently serves as president of the Missouri Council for Rural Housing and Development, a non-profit organization dedicated to improving multi-family housing in rural areas. He is an NASD licensed principal. Mr. Vitor, age 53, has represented to Series 3 that, as of September 1, 1995, he had a net worth in excess of $4,000,000.

(27) Joseph A. Shepard is president of Lockwood Housing Development Corporation, chairman of the board of Lockwood Equities, Inc., and a partner of The Lockwood Group. Since entering the real estate field in the mid-1970s, he has directed the development, construction, rehabilitation, ownership and management of over 8,000 multifamily rental units. Mr. Shepard served two terms as president of the National Council for Rural Housing and Development and is vice president of the National Leased Housing Association. He is a member of the Multifamily Committee and Rural Committee of the National Association of Home Builders. Mr. Shepard, age 49, has represented to Series 3 that, as of October 1, 1995, he had a net worth in excess of $7,000,000.

(28) Lockwood Realty, Inc. is owned by Joseph A. Shepard and Kenneth M. Vitor. It was formed as a Missouri corporation in 1979 as SMR Realty, Inc. Lockwood Realty, Inc. is in charge of the day-to-day operations of over 200 apartment projects with more than 8,000 units in five states. The company manages a variety of rental housing complexes which include conventional apartments, moderate housing rehabilitation projects, HUD Section 8 apartment units, and RECDS apartment units. Lockwood Realty, Inc. employs over 150 personnel including project managers and support staff at each site.

(28) Everland, Inc. is a California corporation which was formed in 1986. It has acted as developer of projects in El Monte and Rosemead, California. The corporation's president, Tom Y. Lee, is a Certified Public Accountant and one of the founding organizers and directors of First Continental Bank in Rosemead. Everland, Inc. has represented that, as of June 30, 1996, its total equity was ($382,185); however, construction and operating deficit guarantees will be provided by Tom Y. Lee. Mr. Lee, age 47, as represented that, as of December 31, 1995, he had a net worth in excess of $3,500,000.

(29) Professional Apartment Management, Inc. is a California licensed real estate broker which provides full property management services for more than 100 facilities, consisting of more than 5,000 units, and having a combined value of more than $200 million. The company has been managing affordable housing for 26 years, and currently manages approximately 500 tax credit units.

(30) Urban Residential Management, Inc. is a Georgia corporation which was formed for the purpose of serving as the general partner of CASCADE. The president of Urban Residential Management Inc. is Herbert Kohn. Brencor, Inc., an Affiliate of the property manager, will serve as guarantor for the construction completion guarantee and the operating deficit guarantee. Brencor, Inc. has represented to Series 3 that, as of September 30, 1995, it had a shareholder's equity in excess of $400,000.

(31) Brencor Asset Management, Inc. was formed in Tennessee in 1993. The company currently manages more than 580 properties, including two tax credit properties consisting of 317 units.

(32) Olsen Securities Corporation is the parent company of Delta International Construction Corporation, Delta Wholesale Distributors, Inc., Delta Management & Systems Corporation, and Delta International Investor Corporation. These entities have been engaged in real estate construction, development, investment, and management since 1975 and have organized and administered several private real estate syndications since that time. The management division of Olsen Securities Corporation currently manages 50 properties (21 of which are receiving Tax Credits) with an aggregate value in excess of $50,000,000. The various projects under management include family, handicapped, congregate and elderly care developments. Clifford E. Olsen, an attorney, is President and Chairman of the Board of Directors of Olsen Securities Corporation. Olsen Securities Corporation has represented to Series 3 that, as of July 31, 1995, it had a stockholder's equity in excess of $1,200,000.

(33) Deke Noftsker, age 50, is the president of ABO Corp., and has been a builder of commercial and residential (single and multi-family) properties for the past 13 years. Mr. Noftsker has represented to Series 3 that, as of May 31, 1995, he had a net worth in excess of $4,000,000.

(34) M-DC Group, Inc., dba Alpha Management Co., Inc. is a Dallas-based property management firm that was established by Elmer Allgeier in 1979. In 1990, the firm was acquired by Michael Clark, through the M-DC Group, Inc. Presently the firm manages 78 properties consisting of more than 3,800 units in Texas, New Mexico and Colorado. Thirty-eight of the properties are receiving Low Income Housing



Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds an interest in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         PART II.

The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.
  Not applicable. At December 31, 1996, there were 854 Limited Partners in the Partnership. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. The Limited Partners invested in the Partnership received Low Income Housing Credits per Unit as follows:

         1995               $2
         1996              $91

Item 6.  Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Omitted.

Item 8.  Financial Statements and Supplementary Data

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


Item 10.  Directors and Executive Officers of the Registrant

Directors of Registrant

The partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc

The directors of the Sponsor are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., and Kay L. Cooper. All of the shares of the Sponsor are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 65, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director and a member of the Executive Committee of the National Association of Home Builders (NAHB) and a Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the Rural Builders Council of California (RBCC) and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 62, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 44, has been a Senior Vice President of WNC & ASSOCIATES, INC. since 1992 and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of RBCC, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 33, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Senior Vice President or Vice President since 1992. Mr. Cooper heads the Acquisition Origination department at WNC and has been President of and a registered principal with WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is a member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 40, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 41, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

SY GARBAN, age 50, has 19 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate acquisition, development and management firm. Mr. Garban is a member of the International Association of Financial Planners. Mr. Garban graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 50, has been associated with WNC & ASSOCIATES, INC. since 1993, currently serving as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

MICHELE M. TAYLOR, age 41, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 38, has been employed by WNC & ASSOCIATES, INC., since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 59, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under theterms of the Partnership Agreement the Partnership is obligated to the GeneralPartner or Associates for the following fees:

(a) Selection fees in an amount equal to 8% of the gross proceeds of thePartnerships' Offering ("Gross Proceeds"). Through December 31, 1996,approximately $1,008,550 of selection fees had been incurred by the Partnership.

(b) A  nonaccountable  expense  reimbursement  in an amount equal to 1% of Gross
Proceeds.    Through    December   31,   1996,    approximately    $180,000   of
nonaccountableexpense reimbursement has been incurred the Partnership.

(c) An  annual  asset  management  fee in an  amount  equal  to the  greater  of
(i)$2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds. Asset management fees of $12,367 and $49,500 year were incurred during the years ended December 31, 1996 and December 31, 1995, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Parners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 14% through December 31, 2006 and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(e) The General Partner was allocated Low Income Housing Credits of $8,067 for the year ended December 31, 1996.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Certain Beneficial Owners(1)


                               Name and Address                 Amount and
Title of Class                 of Beneficial Owner              Nature of                Percent
                                                                Beneficial Owner         of Class
-----------------------------------------------------------------------------------------------------
Units of Limited Partnership   Enova Financial , Inc            4,560 units              25.3%
Interests                      P.O. Box 126943
                               San Diego, CA  92113-6943


Units of Limited Partnership   Western Financial Savings Bank   1,068 units               5.9%
                               23 Pasteur
                               Irvine, CA  92718

The above are the only persons known to own beneficially in excess of 5% of the outstanding units.

(b)      Security Ownership of Management

Neither the General Partner, Associates nor any of the officers or directors of Associates own directly or beneficially any limited partnership interests in the Partnership.

(c)      Changes in Control

The management and control of the General Partners may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners,
(I) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at anytime remove the General Partner of the Partnership and elect a successor General Partner


Item 13.  Certain Relationships and Related Transactions

All of the Partnership's affairs are managed by the General Partner, through Associates. The transactions with the General Partner and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements
--------------------

Omitted.

Financial Statement Schedules
-----------------------------

Omitted.

Exhibits
--------

(3) Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as Exhibit 28.1 to Form 10-K dated December 31, 1995 is hereby incorportated herein by reference as exhibit 3.

10.1     Amended and  Restated  Agreement  of Limited  Partnership  of Evergreen
         Apartments I Limited Partnership filed as exhibit 10.1 to Form 8-K dated November 14, 1995 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Amended and Restated Agreement of Limited Partnership of Shepherd South Apartments I, Ltd. filed as exhibit 10.1 to Form 8-K dated December 14, 1995 is hereby incorporated herein by reference as exhibit 10.2.

10.3 Amended and Restated Agreement of Limited Partnership of Patten Towers, L.P. II filed as exhibit 10.1 to Form 8-K dated December 21, 1995 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Second Amended and Restated Agreement of Limited Partnership of Alliance Apartments I Limited Partnership filed as exhibit 10.7 to Post-Effective Amendment No.2 to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of Hastings Apartments I Limited Partnership filed as exhibit 10.8 to Post-Effective Amendment No.2 to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.5.

10.6 Agreement of Limited Partnership of Raymond S. King Apartments I Limited Partnership filed as exhibit 10.9 to Post-Effective Amendment No. 2 to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.6

10.7 Amended and Restated Agreement of Limited Partnership of Talladega County Housing, Ltd. filed as exhibit 10.10 to Post-Effective Amendment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.7

10.8 Amended and Restated Agreement of Limited Partnership of The Willows Limited Partnership filed as exhibit 10.11 to Post-Effective Amendment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.8

10.9 Amended and Restated Agreement of Limited Partnership of Cascade Pines L.P. II filed as exhibit 10.1 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.9

10.10 Amended and Restated Agreement of Limited Partnership of Rosdale Limited Partnership filed as exhibit 10.2 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.10

10.11 Amended and Restated Agreement of Limited Partnership of Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K dated September 17, 1996 is hereby incorporated herein by reference as exhibit 10.11

         REPORTS ON 8-K.

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:    WNC & Associates, Inc.       General Partner

By:    /s/    John B. Lester, Jr.
      -----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: May 15, 1997

By:    /s/    Theodore M. Paul
     -----------------------------------------------------
Theodore M. Paul  Vice-President, Finance

Date: May 15, 1997




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/    Wilfred N. Cooper, Sr.
     -----------------------------------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board

Date: May 15, 1997

By:    /s/    John B. Lester, Jr.
     -----------------------------------------------------
John B. Lester, Jr.        Secretary of the Board

Date: May 15, 1997