Form 10-K/A
period 1996-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1997-06-02
CIK 943904

The following items were the
                                                    subject of a Form 12b-25
                                                    and are included here in:
                                                    Items 6, 7, and 8

                                    FORM 10-K/A


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

NONE

Item 1.  Business

         PART I.


Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 ("the Partnership" or "Series 3") is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995 to acquire limited partnership interests in limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Low Income Housing Credit"). As of the close of the public offering, January 21, 1996 a total of 18,000 Limited Partnership Interests representing $17,558,985 had been sold.


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

Following is recap of the status of the 16 Apartment Complexes owned by the 16 Limited Partnerships invested in by the Partnership:


                        SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                               IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                         AS OF DECEMBER 31, 1996


                                   No. of           Units             Units            Percentage
Name & Location                     Units       Completed          Occupied             Occupancy
---------------                     -----       ---------          --------             ---------
Alliance Apartments I                 19              19               17                     89%
 Alliance, Nebraska
Blessed Rock of El Monte             137                                0                     0
 El Monte, California
Cascade Pines, L.P., II              375             375              356                    95
 Atlanta, Georgia
Curtis Associates I                   12                                0                     0
 Curtis, Nebraska
Evergreen Apartments I                76              76               61                    80
 Tulsa, Oklahoma
Hastings Apartments I                 18              18               18                   100
 Hastings, Nebraska
Heritage Apartments I                 30                                0                     0
 Berkeley, Montana
Hillcrest Associates                  28              28               27                    96
 Ontario, Oregon
Patten Towers, L.P. II               221             221              217                    98
 Chattanooga, Tennessee
Prairieland Prop of Syracuse II        8                                0                     0
 Syracuse, Kansas
Raymond S. King Apts.                 22                                0                     0
 Greensboro, North Carolina
Rosedale Limited Partnership          31              31               29                    94
 Silver City, New Mexico
Shepherd South Apts. I                24              24               22                    92
 Shepherd, Texas
Solomon Associates I, L.P.            16                                0                     0
 Solomon, Kansas
Talladega Co. Housing Ltd.            30              30               28                    93
 Talladega, Alabama
The Willows Apartments                36                                0                     0
 Morganton, North Carolina        ______       _________        _________          _____________

                                   1,083             822              775                   100%
                                   =====             ===              ===                   ====

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

Item 6.  Selected Financial Data



                                                                         October 24, 1995
                                                                         (Date operations
                                               Year Ended               commenced) through
                                           December 31, 1996             December 31,1995
                                           -----------------             ----------------

Revenue                                          $209,940                       $3,487

Partnership operating expenses
                                                  (92,566)                    (12,833)

Equity in loss of
Local Partnerships                               (185,071)                       (343)
                                                 --------                      ------
Net loss                                         $(67,697)                    $(9,689)
                                                 ========                     =======
Net loss per Limited
Partnership Interest                                 $(5)                        $(15)
                                                    =====                     =======

Total assets                                  $18,173,156                   $4,726,172
                                              ===========                   ==========
Net investment in
Local Partnerships                            $12,782,751                   $1,046,532
                                              ===========                   ==========
Capital contributions payable to
Local Partnerships                             $2,822,885                     $309,852
                                               ==========                     ========
Accrued fees and expenses due to
affiliates                                        $43,807                     $570,137
                                                  =======                     ========
Tax credits per $1,000 invested
                                                      $44                     $1 to $3
                                                      ===                     ========



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $1,906,200 for the year ended December 31, 1996. This increase in cash consists of cash (used in) and provided by the Partnership's operating, investing activities and financing activities of approximately $(206,000), $(7,705,000) and $9,817,000, respectively. Cash provided by investing activities consisted of application of cash in escrow and loan receivable of approximately $1,873,300 and $139,000, respectively. Cash used by investing activities consisted primarily of capital contributions to Local Limited Partnerships and payment of capitalized costs totaling approximately $8,693,200 and $1,024,000, respectively. Cash provided by financing activities consisted of capital contributions from limited partners from the Partnership's offering of approximately $11,334,000 less the payment of offering expenses of approximately $1,517,000. Cash provided by operating activities consisted of interest earned on cash balances. Cash used in operating activites consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $661,000 for the period ended December 31, 1995. This increase in cash was provided by the Partnership's financing activities, including the proceeds from the offering. Cash from financing activities for the period of approximately $3,601,600 was sufficient to fund the investing activities of the Partnership in the aggregate amount of approximately $2,944,000, which consisted primarily of capital contributions to Local Limited Partnerships, cash deposited to excrow account, and loans to Local Limited Partnerships of approximately $397,400, $1,873,300 and $661,300, respectively. Cash provided by and used in the operating activities of the Partnership was minimal compared to its other activities. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

The Partnership is indebted to WNC & Associates, Inc., at December 31, 1996 and December 31, 1995 in the amount of approximately $43,800 and $570,000, respectively. The component items of such indebtedness are as follows:

                                              December 31, 1996         December 31, 1995
                                              -----------------         -----------------
Advances to make loans and
capital contributions to
Local Limited Partnerships                        $(68,500)                      ---

Advances to pay front end fees                       7,900                   $230,000

Asset management fees payable                       61,900                     12,000

Accrued acquisition fees                            42,500                    328,000
                                                    ------                    -------
                                                    43,800                    570,000
                                                   =======                    =======

As of December 31, 1996, the Partnership has received approximately $15,309,000 in cash and $2,195,000 in subscriptions receivable (aggragating $17,504,000)
from the sale of Units. Approximately $13,012,600 (74%) of which has been committed to the purchase price and acquisition fees and costs of investments in 16 Local Limited Partnership Interests. The Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $9,090,600 as of December 31, 1996.

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash sufficient to provide distributions to the Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the asset management fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes, if ever.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units is sufficient to fund the Partnership's operations.

The Partnership has established working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under its Partnership Agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in Low Income Housing Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

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

Results of Operations

As reflected on its Statements of Operations, the Partnership had losses of approximately $117,400 and $9,700 for the year ended December 31, 1996 and 1995, respectively. The component items of revenue and expense are discussed below.

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

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of
(i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. The annual management fee incurred was $49,500 and $12,367 for the year ended December 31, 1996 and period October 24, 1995 (date operations commenced) to December 31, 1995, respectively.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Office expense consist of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Equity in losses from Limited Partnerships. The Partnership's equity in losses from Limited Partnerships is equal to approximately 99% of the aggregate net loss of the Limited Partner financing

Item 8.  Financial Statements and Supplementary Data



















                 WNC HOUSING TAX CREDIT FUND, V, L.P., SERIES 3
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS


                    For The Year Ended December 31, 1996 and
                For The Period October 24, 1995 (Date Operations
                         Commenced) To December 31, 1995


                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 1996 and for the period October 24, 1995 (date operations commenced) to December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund V, L.P., Series 3 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 70% and 22% of the total assets of WNC Housing Tax Credit Fund V, L.P., Series 3 at December 31, 1996 and 1995, respectively. A substantial portion of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period October 24, 1995 (date operations commenced) to December 31, 1995 in conformity with generally accepted accounting principles.




                                                       /s/ Corbin & Wertz
                                                      ______________________
                                                      CORBIN & WERTZ

Irvine, California
May 9, 1997

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1996 and 1995




ASSETS                                                 1996             1995
                                                    ----------       ----------

Cash and cash equivalents                         $  2,567,217     $    660,999
Cash in escrow                                            --          1,873,262
Subscriptions receivable (Note 7)                    2,195,000          484,000
Loans receivable (Note 2)                              522,190          661,306
Investments in limited partnerships (Note 3)        12,782,751        1,046,532
Interest receivable                                    105,998               73
                                                    ----------       ----------

                                                  $ 18,173,156     $  4,726,172
                                                    ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 5)       $  2,822,885     $    309,852
  Accrued fees and advances due to General
   Partner and affiliates (Note 4)                      43,807          570,137
                                                    ----------       ----------

     Total liabilities                               2,866,692          879,989
                                                    ----------       ----------

Commitments and contingencies (Note 8)

Partners' equity (deficit):
  General partner                                      (21,876)          (6,029)
  Limited partners (25,000 units authorized;
   18,000 and 4,497 units outstanding at
   December 31, 1996 and 1995, respectively)        15,328,340        3,852,212
                                                    ----------       ----------

     Total partners' equity                         15,306,464        3,846,183
                                                    ----------       ----------

                                                  $ 18,173,156     $  4,726,172
                                                    ==========       ==========




                 See accompanying notes to financial statements
                                      FS-2

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                    For The Year Ended December 31, 1996 and
              For The Period From October 24, 1995 (Date Operations
                         Commenced) To December 31, 1995


                                                        1996            1995
                                                     ----------      ----------

Interest income                                       $ 209,940       $   3,487
                                                     ----------      ----------

Operating expenses:
  Amortization                                           23,436             454
  Asset management fees (Note 4)                         49,500          12,367
  Other                                                  19,630              12
                                                     ----------      ----------

     Total operating expenses                            92,566          12,833
                                                     ----------      ----------

Income (loss) from operations                           117,374          (9,346)

Equity in losses from limited partnerships
 (Note 3)                                              (185,071)           (343)
                                                     ----------      ----------

Net loss                                              $ (67,697)      $  (9,689)
                                                     ==========      ==========

Net loss allocated to:
  General partner                                     $    (677)      $     (97)
                                                     ==========      ==========
  Limited partners                                    $ (67,020)      $  (9,592)
                                                     ==========      ==========

Net loss per weighted limited partner units           $   (4.94)      $   14.58
                                                     ==========      ==========
Outstanding weighted limited partner units               13,564             658
                                                     ==========      ==========



                 See accompanying notes to financial statements
                                      FS-3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                    For The Year Ended December 31, 1996 and
              For The Period From October 24, 1995 (Date Operations
                         Commenced) To December 31, 1995



                                      General          Limited
                                      Partner          Partner            Total
                                      -------          -------            -----

Capital contributions, net
 of discount of $3,000            $       100      $ 4,494,000      $ 4,494,100

Offering expenses                      (6,032)        (597,196)        (603,228)

Capital issued for notes
 receivable (Note 7)                   ---             (35,000)         (35,000)

Net loss                                  (97)          (9,592)          (9,689)
                                   ----------       ----------       ----------

Equity (deficit)
 December 31, 1995                     (6,029)       3,852,212        3,846,183

Capital contributions, net
 discount of $438,015                  ---          13,064,985       13,064,985

Cash collected on notes
 receivable (Note 7)                   ---              35,000           35,000

Capital issued for notes
 receivable (Note 7)                   ---             (55,000)         (55,000)

Offering expenses                     (15,170)      (1,501,837)      (1,517,007)

Net loss                                 (677)         (67,020)         (67,697)
                                   ----------       ----------       ----------

Equity (deficit)
 December 31, 1996                $   (21,876)     $15,328,340      $15,306,464
                                   ==========       ==========       ==========



                 See accompanying notes to financial statements
                                      FS-4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                    For The Year Ended December 31, 1996 and
              For The Period From October 24, 1995 (Date Operations
                         Commenced) To December 31, 1995


                                                       1996             1995
                                                    ----------       ----------
Cash flows from operating activities:
  Net loss                                        $    (67,697)    $     (9,689)
  Adjustments to reconcile net loss to net
   cash provided by (used in)operating activities:
    Amortization                                        23,436              454
    Equity in loss of limited partnerships             185,071              343
    Management fees incurred                            49,500           12,367
    Change in interest receivable                     (105,925)             (73)
    Change in accrued fees and expenses                                    --
     due to general partner and affiliates            (290,384)
                                                    ----------       ----------
  Net cash provided by (used in) operating
     activities                                       (205,999)           3,402
                                                    ----------       ----------
Cash flows from investing activities:
  Investments in limited partnerships               (8,693,189)        (397,395)
  Cash in escrow                                     1,873,262       (1,873,262)
  Loans receivable                                     139,116         (661,306)
  Acquisition fees and costs                        (1,023,950)         (12,085)
                                                    ----------       ----------
  Net cash used in investing activities             (7,704,761)      (2,944,048)
                                                    ----------       ----------
Cash flows from financing activities:
  Capital contributions from partners               11,333,985        3,975,100
  Offering expenses                                 (1,517,007)        (373,455)
                                                    ----------       ----------
  Net cash provided by financing activities          9,816,978        3,601,645
                                                    ----------       ----------
Net increase in cash and cash equivalents            1,906,218          660,999

Cash and cash equivalents, beginning of period         660,999             --
                                                    ----------       ----------
Cash and cash equivalents, end of period          $  2,567,217     $    660,999
                                                    ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for:
    Interest                                      $       --       $       --
                                                    ==========       ==========
    Income taxes                                  $        800     $       --
                                                    ==========       ==========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During 1996 and 1995, the Partnership incurred, but did not pay, $2,513,033 and $309,852, respectively, of payables to limited partnerships (in connection with its investments in limited partnerships) (see Note 5).

During 1996 and 1995, the Partnership incurred, but did not pay, $42,551 and $327,997 of payables to an affiliate for offering and acquisition expenses (see
Note 4).

As of December 31, 1996 and 1995, $2,195,000 and $484,000, respectively, of capital contributions were recorded as subscriptions receivable.


                 See accompanying notes to financial statements
                                      FS-5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For The Year Ended December 31, 1996 and
                For The Period October 24, 1995 (Date Operations
                         Commenced) To December 31, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------
WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership") was formed under the California Revised Limited Partnership Act on March 28, 1995, and commenced operations on October 24, 1995. Prior to October 24, 1995, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The general partner is WNC Tax Credit Partners, V, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the WNC Tax Credit Partners V, L.P. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

Pursuant to the Partnership Agreement, the Partnership is authorized to sell 25,000 Units at $1,000 per Unit (the "Units") of which 18,000 Units in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been sold as of December 31, 1996. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 4), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interest in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.



Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1996 and
                For The Period October 24, 1995 (Date Operations
                         Commenced) To December 31, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the limited partnership's results of operations and for any distributions received. The accounting policies of the limited partnerships are consistent with the Partnership. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment and amortized over 30 years (see Notes 3 and 4).

Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Cash and Cash Equivalents
-------------------------
The partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. At December 31, 1996, the Partnership had cash equivalents of $1,976,263 representing U.S. Treasury Bills.

Cash in Escrow
--------------
The Partnership establishes escrow accounts for funds restricted to be invested in certain limited partnerships upon completion of specified phases, as defined, in the partnership agreements.

Concentration of Credit Risk
----------------------------
At December 31, 1996, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. As of December 31, 1996 and 1995 the Partnership had recorded offering expenses of $1,061,530 and $268,823 and selling expenses of $1,058,705 and $334,405, respectively.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.


Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1996 and
                For The Period October 24, 1995 (Date Operations
                         Commenced) To December 31, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.

NOTE 2 - LOANS RECEIVABLE
-------------------------
Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (10.25% at December 31, 1996). Loans receivable with a balance of $522,190 were collectible from two additional limited partnerships acquired in 1997 (see Note 8). Loans receivable with a balance of $661,306 at December 31, 1995 were collected from two limited partnerships acquired in 1996.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of December 31, 1996, the Partnership had acquired limited partnership interests in sixteen limited partnerships, each of which owns one apartment complex. As of December 31, 1996, construction had not been completed on six complexes. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partnership business decisions require the approval of the Partnership. The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon its acquisition of its limited partnership interests.

The Partnership investments in the limited partnerships as shown in the accompanying balance sheet as of December 31, 1996 and 1995 are approximately $3,454,000 and $430,000 greater than the Partnership's equity as shown in the limited partnerships' financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and are being amortized over 30 years (see Note 5) and certain capital contributions accrued but not paid.

Following is a summary of the equity method activity of the investments in limited partnerships for the period ended December 31:

                                                       1996             1995
                                                    ----------       ----------
Investments, beginning of period                  $  1,046,532     $       --
Capital contributions to limited partnerships        8,693,189          397,395
Capital contributions payable to limited
 partnerships                                        2,513,033          309,852
Capitalized acquisition fees and costs                 738,504          340,082
Amortization of acquisition fees and costs             (23,436)            (454)
Equity in losses of limited partnerships              (185,071)            (343)
                                                    ----------       ----------
Investments, end of period                        $ 12,782,751     $  1,046,532
                                                    ==========       ==========


Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1996 and
                For The Period October 24, 1995 (Date Operations
                         Commenced) To December 31, 1995



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Approximate  combined  condensed  financial   information  from  the  individual
financial statements of the limited partnerships at December 31, 1996 and 1995 and for the periods then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

ASSETS                                                    1996           1995
                                                       ----------     ----------

Land                                                  $ 2,907,000    $    40,000
Construction in progress                                3,488,000        825,000
Buildings, net of accumulated depreciation
 of $941,000 and $2,000                                28,565,000        766,000
Due from affiliates                                       433,000        219,000
Other assets                                            5,570,000         12,000
                                                       ----------     ----------
                                                      $40,963,000    $ 1,862,000
                                                       ==========     ==========
LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Construction and mortgage loans payable             $26,043,000    $   937,000
  Other liabilities (including due to related
   parties of $2,919,000 and $55,000)                   3,599,000         85,000
                                                       ----------     ----------
     Total liabilities                                 29,642,000      1,022,000
                                                       ----------     ----------
Partners' equity:
  WNC Housing Tax Credit Fund V, L.P., Series 3         9,329,000        617,000
  Other partners                                        1,992,000        223,000
                                                       ----------     ----------
     Total partners' equity                            11,321,000        840,000
                                                       ----------     ----------
                                                      $40,963,000    $ 1,862,000
                                                       ==========     ==========


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                      1996               1995
                                                   ----------         ----------

Total revenue                                     $ 3,981,000        $    43,000
                                                   ----------         ----------
Expenses:
  Operating expenses                                2,053,000             37,000
  Interest expense                                  1,282,000              4,000
  Depreciation                                        864,000              2,000
                                                   ----------         ----------
     Total expenses                                 4,199,000             43,000
                                                   ----------         ----------

Net loss                                          $  (218,000)       $      --
                                                   ==========         ==========
Net loss allocable to Partnership                 $  (185,000)       $      --
                                                   ==========         ==========




Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1996 and
                For The Period October 24, 1995 (Date Operations
                         Commenced) To December 31, 1995



NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. As of December 31, 1996 and December 31, 1995, the Partnership incurred acquisition fees of $1,008,550 and $327,997, which have been included in investments in limited partnerships. Accumulated amortization was $22,514 for 1996 and insignificant for 1995.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements will not exceed 1% of the gross proceeds. As of December 31, 1996 and 1995, the Partnership incurred acquisition costs of $70,036 and $12,085 which have been included in investments in limited partnerships. Accumulated amortization was insignificant for 1996 and 1995.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. The Partnership incurred asset management fees of $49,500 and $12,367 for the periods ended December 31, 1996 and 1995, respectively. No asset management fees have been paid through December 31, 1996.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to (from) General Partner and affiliates consist of the following at December 31:
                                                        1996             1995
                                                     ----------       ----------

Acquisition fees                                      $  42,551        $ 327,997

Advance for acquisition of property                     (68,510)            --

Advances made for acquisition costs,
 organizational, offering and selling
 expenses                                                 7,899          229,773

Asset management fees                                    61,867           12,367
                                                     ----------       ----------
                                                      $  43,807        $ 570,137
                                                     ==========       ==========



Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1996 and
                For The Period October 24, 1995 (Date Operations
                         Commenced) To December 31, 1995



NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are non-interest bearing, are payable in installments and are due upon the limited partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------
As of December 31, 1996, the Partnership had received subscriptions for 2,250 Units consisting of receivables of $2,195,000 and promissory notes of $55,000. As of December 31, 1995, the Partnership had received subscriptions for 519 Units consisting of receivables of $484,000 and promissory notes of $35,000, all of which were collected in 1996. Limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 10.25% per annum, due no later than 13 months after the subscription date. Since subscription receivables were collected subsequent to year-end, the Company has reflected such amounts as a capital contributions and an asset in the accompanying financial statements as of December 31, 1996 and 1995. Since the promissory notes had not been collected prior to issuance of the 1996 and 1995 financial statements, respectively, the unpaid balance has been reflected as a reduction of partners' equity in the accompanying financial statements.

NOTE 8 - COMMITMENTS  AND  CONTINGENCIES
--------------------------------------
Subsequent to December 31, 1996, the Partnership acquired two limited partnership interests which required capital contributions totaling approximately $2,272,000, of which $522,190 had been paid. Such had been made and are reflected as loans receivable in the accompanying balance sheet as of December 31, 1996. (See Note 2)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

(c) An  annual  asset  management  fee in an  amount  equal  to the  greater  of
(i)$2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds. Asset management fees of $49,500 and $12,367 year were incurred during the years ended December 31, 1996 and December 31, 1995, respectively.

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


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Report of independent publice accountants
Balance sheets as of December 31, 1996 and 1995
Statements of Operations for the years ended December 31, 1996, 1995 and 1994 Statements of Partners' Equity for the years ended December 31, 1996, 1995, and 1994 Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994 Notes to financial statements


Exhibits

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

No reports on Form 8-K were filed in the fourth quarter ended December 31, 1996.

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