Form 10-Q
period 1997-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1997-06-17
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Part I.  Financial Information

Item 1.  Financial Statements


                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997




PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements-Series 3
Balance Sheet, March 31, 1997 and December 31, 1996                           3

Statement of Operations For the Three Months Ended March 31, 1997 and 1996    4

Statement of Partners' Equity For the Three Months Ended March 31, 1997
and 1996                                                                      5

Statement of Cash Flows For the Three Months Ended March 31, 1997 and 1996    6

Notes to Financial Statements                                                 7


Item 2.  Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                   13

PART II. OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K          17

Signatures                                                                   18

              WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                   (A California Limited Partnership)

                           BALANCE SHEETS
                   March 31, 1997 and December 31, 1996

                                              1997                     1996
                                              ----                     ----

                              ASSETS

   Cash and cash equivalents         $     4,460,521         $       2,567,217
   Subscriptions receivable - Note 7               -                 2,195,000
   Loans Receivable - Note 2                 276,609                   522,190
   Investment in limited
    partnerships - Note 3                 12,536,923                12,782,751
   Other assets                                7,484                   105,998
                                         -----------               -----------

                                     $    17,281,537         $      18,173,156
                                         ===========               ===========


                   LIABILITIES AND PARTNERS' EQUITY

   Liabilities:
   Payable to limited
    partnerships - Note 5           $      2,006,400         $       2,822,885
   Accrued fees and expenses due to
    general partner
    and affiliates - Note 4                  125,625                    43,807
                                         -----------               -----------
                                           2,132,025                 2,866,692
                                         -----------               -----------

   Commitments and contingencies - Note 8
   Partners' equity (deficit):
    General partner                          (23,446)                  (21,876)
    Limited partners (25,000 units
     authorized, 18,000 units issued
     and outstanding)                     15,172,958                15,328,340
                                         -----------               -----------

   Total partners' equity                 15,149,512                15,306,464
                                         -----------               -----------
                                    $     17,281,537         $      18,173,156
                                         ===========               ===========


                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENT OF OPERATIONS
              For the Three Months Ended March 31, 1997 and 1996



                                                  1997                 1996
                                                  ----                 ----

Interest income                            $        47,745        $      5,594
                                                  --------            --------

Operating expenses:
Amortization                                         8,989               4,387
Asset management fees (Note 4)                      12,376               4,867
Legal and accounting                                    47                   -
Other                                                  506                   5
                                                  --------            --------

Total operating expenses                            21,918               9,259
                                                  --------            --------

Income (loss) from operations                       25,827              (3,665)

Equity in loss from
 limited partnerships                             (175,500)             (1,534)
                                                  --------            --------

Net loss                                   $      (149,673)       $     (5,199)
                                                  ========            ========

Net loss allocated to:
  General partner                          $        (1,497)       $        (52)
                                                  ========            ========

  Limited partners                         $      (148,176)       $     (5,147)
                                                  ========            ========

Net loss per weighted limited
  partner unit (18,000 and 5,777)          $         (8.23)       $      (0.89)
                                                  ========            ========



                                UNAUDITED
            See Accompanying Notes to Financial Statements

             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                  (A California Limited Partnership)

                    STATEMENT OF PARTNERS' EQUITY

            For the Three Months Ended March 31, 1997 and 1996

For the Three Months Ended March 31, 1997
-----------------------------------------

                              General            Limited
                              Partner            Partner            Total
                              -------            -------            -----

Equity (deficit),
 December 31, 1996       $     (21,876)   $     15,328,340    $     15,306,464

Offering expenses                  (73)             (7,206)             (7,279)


Net loss for the three months
 ended March 31, 1997           (1,497)           (148,176)           (149,673)
                           -----------         -----------         -----------

Equity (deficit),
 March 31, 1997          $     (23,446)    $    15,172,958     $    15,149,512
                           ===========         ===========         ===========


For the Three Months Ended March 31, 1996
-----------------------------------------


Equity (deficit),
 December 31, 1995       $      (6,029)     $    3,852,212     $     3,846,183

Capital contributions                            2,582,000           2,582,000

Offering expenses               (3,506)           (347,141)           (350,647)

Capital issued for notes receivable                (37,000)            (37,000)

Net loss for the three months
 ended March 31, 1996              (52)             (5,147)             (5,199)
                          ------------         -----------         -----------

Equity (deficit),
 March 31, 1996          $      (9,587)     $    6,044,924     $     6,035,337
                          ============         ===========         ===========

                              UNAUDITED
            See Accompanying Notes to Financial Statements

              WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                   (A California Limited Partnership)

                         STATEMENT OF CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996

Cash flows used by operating activities:
  Net loss                                    $      (149,673)    $     (5,199)

    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Equity in loss of limited partnerships          175,500            1,534
      Amortization                                      8,989            4,387
      Asset management fee                             12,376            4,867
      Change in other assets                           98,514           (1,249)
      Accrued fees and expense due
       to general partner and affiliates                2,456                0
                                                   ----------       ----------
        Net cash provided by operating activities     148,162            4,340
                                                   ----------       ----------

Cash flows used by investing activities:
  Investment in limited partnerships                 (510,565)      (5,454,641)
  Increase in capital contributions payable                          1,988,656
  Decrease in cash in escrow                                         1,873,262
  Decrease in loans receivable                                         661,306
   Distribution from local limited partnership          1,000
  Acquisition fees                                          -         (196,420)
                                                   ----------       ----------
   Net cash used by investing activities             (509,565)      (1,127,837)
                                                   ----------       ----------

Cash flows provide by financing activities:
 Payment of subscriptions receivable                2,195,000        2,545,000
 Decrease in loan receivable                                            70,750
 Offering costs and sales commissions                  (8,803)        (350,646)
 Receipts/(payment) of advances from affiliates        68,510         (584,797)
                                                   ----------       ----------
  Net cash provided by financing activities         2,254,707        1,680,307
                                                   ----------       ----------

Net increase in cash and cash equivalents           1,893,304          556,810
Cash and cash equivalents, beginning of period      2,567,217          660,999
                                                   ----------       ----------

Cash and cash equivalent, end of period     $       4,460,521    $   1,217,809
                                                   ==========       ==========



                               UNAUDITED
             See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS(CONTINUED)

                    For the Three Months Ended March 31, 1997


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the three  months ended  March 31, 1997, the Partnership's  payables  to
limited   partnerships;  (in   connection   with  its   investments in  limited
partnerships) (see Note 3) had non-cash transactions as follows:

Increases due to acquisition of limited
 partnership interests                                         $       268,831
Application of loans receivable to acquisitions                       (245,581)
Decreases due to various price adjuster provisions in the
 respective limited partnership agreements                            (329,170)
Application of cash in escrow                                       (1,873,262)
                                                                    ----------
Net non-cash adjustments to the Partnership's
 payable to limited partnerships                               $       305,920
                                                                    ==========


During the three months ended March 31, 1997, the Partnership incurred, but did not pay, $8,989 in management fees. (see Note 4 ).














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

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1996.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 the results of operations and changes in cash flows for the three months ended March 31, 1997 and 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their preferred return (as defined in the Partnership's Agreement of Limited Partnership) and the general partner has received a subordinated disposition fee any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.
                                    8

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

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest with at a rate of prime plus 1% per annum (10.5 % at March 31,1997). Loans receivable of $245,581 at December 31, 1996 were applied to capital contributions due for limited partnership interests acquired in January 1997. The remaining $276,609 was applied to a limited partnership interest acquired subsequent to March 31, 1997 (See Note 8).

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                         (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS

As of March 31,1997, the Partnership had acquired limited partnership interests in seventeen limited partnerships each of which owns one apartment complex. As of March 31,1997, construction and rehabilitation of 14 of the apartment complexes had been completed. The remaining three have started construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of March 31,1997 and December 31, 1996:
                                               1997                   1996
                                               ----                   ----

Investment Balance - Beginning of period $   6,691,672       $       1,046,532
Capital contributions to limited partnerships  756,146               3,465,985
Tax credit adjustments and distributions from
 limited partnerships                         (330,170)
Capital contributions payable to limited
 partnerships                                 (487,315)              1,988,656
Capitalized acquisition fees and costs                                 196,420
Equity in loss of limited partnership         (175,500)                 (1,534)
Amortization of capitalized acquisition costs   (8,989)                 (4,387)
                                            ----------              ----------

Investment Balance - end of period       $   6,445,844       $       6,691,672
                                            ==========              ==========

Selected financial information for the three months ended March 31,1997 and 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:
                                               1997                   1996
                                               ----                   ----

Total revenue                            $   1,119,000       $           8,280
                                            ----------              ----------

Interest expense                               417,000                   2,020
Depreciation                                   210,000                   2,630
Operating expenses                             669,000                   5,180
                                            ----------              ----------
Total expenses                               1,296,000                   9,830
                                            ----------              ----------

Net loss                                $     (177,000)      $          (1,550)
                                            ==========              ==========

Net loss allocable to the Partnership   $     (175,500)      $          (1,534)
                                            ==========              ==========
                                        10

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                         (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. No acquisition fees were incurred for the three months ended March 31,1997.

         Reimbursement for organizational, offering and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds. During the three months ended March 31,1997 the Partnership incurred organizational, offering and selling expenses of $0, $1,904, and $5,375, respectively.

         An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $12,376 for the three months ended March 31,1997.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at March 31,1997 and December 31, 1996:

                                                   1997               1996
                                                   ----               ----
Acquisition fees                            $     42,551          $     42,551
Advances made for acquisition costs,
 organizational, offering and selling expenses     8,831                 7,899
Asset management fees                             74,243                61,867
Advance for acquisition of property                    0               (68,510)
                                                --------              --------
                                            $    125,625          $     43,807
                                                ========              ========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                         (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at March 31,1997 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 6 - INCOME TAXES

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 7 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE

During the three months ended March 31,1997, the Partnership collected the $2,195,000 in subscriptions receivable at December 31, 1996.

Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 8% per annum. Principal and interest are due (i) January 31, 1997 if the investor subscribes between January 1, 1996 and June 1, 1996 or (ii) the later of the date of subscription or June 30,1997 if the investor subscribes after June 1, 1996. This amount is presented as a reduction in partners' equity.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

In addition to the seventeen local limited partnerships discussed in Note 3, the Partnership has subsequently acquired an interest in one additional local limited partnership. This investment commits the Partnership to additional capital contributions of approximately $1,619,000. This consist of total amount to be invested of approximately $1,896,000 less approximately $277,000 paid by the Partnership as of March 31, 1997. (See Note 2).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

WNC Housing Tax Credit Fund V, L.P., Series 3 ("the Partnership") is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Low Income Housing Credit").

As of March 31, 1997, the Partnership had received subscriptions for 18,000 Units consisting of cash, notes receivable and subscriptions receivable of $17,503,985 and $55,000, and $0, respectively.

Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $1,893,000 for the three months ended March 31, 1997. This increase in cash was provided by The Partnership's financing activities, including the proceeds from the offering. Cash from financing activities for the period ended March 31, 1997 of approximately $2,255,000 was sufficient to fund the investing activities of the Partnership during such period in the aggregate amount of approximately $510,000, which consisted primarily of capital contributions to Limited Partnerships. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of March 31, 1997 and December 31, 1996 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $126,000 and $44,000, respectively. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $43,000 and $ 43,000, respectively, advances to pay front-end fees of approximately $9,000 and $8,000, respectively, accrued asset management fees of approximately $74,000 and $62,000 respectively and due to an affiliate of the general partner approximately $0 and $(69,000).

As of March 31, 1997, the Partnership has received and accepted subscriptions funds in the amount of $17,504,000, of which $55,000 currently is represented by Promissory Notes. As of May 31, 1997, as of March 31, 1997 and as of December 31, 1996, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $11,603,000, $9,847,000 and $9,091,000, respectively, and had commitments for additional capital contributions of approximately $2,146,000, $2,006,000 and $2,823,000, respectively. Further, the Partnership had loans outstanding to Limited Partnerships as of May 31, 1997, as of March 31, 1997 and as of December 31, 1996, of approximately $0, $276,600 and $522,200, respectively. Of the amount outstanding as of December 31, 1996, approximately $245,600 was loaned to ESCATAWPA and was applied to the Partnership's purchase price upon acquisition of that Limited Partnership Interest in January 1997. The balance of $277,000 was loaned to BROADWAY and was applied to the Partnership's purchase price upon acquisition of that Limited Partnership Interest in April 1997.

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

Results of Operations

As of March 31, 1997 and December 31, 1996 the Partnership had acquired 17 and 16 Limited Partnership Interests, respectively. Each of the 17 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of March 31, 1997, 14 of the Apartment Complexes in the Partnership had commenced operations.. Accordingly, the "Equity in losses from limited partnerships" for the periods ended December 31, 1996 and March 31, 1997 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $150,000 for the three months ended March 31, 1997. The component items of revenue and expense are discussed below.

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

1.  None.


         No reports on Form 8-K were filed the quarter ended March 31, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC., General Partner


By:   /s/ John B. Lester, Jr
-----------------------------------------------

John B. Lester, Jr., President

Date: June 12, 1997

By:   /s/ Theodore M. Paul
-----------------------------------------------
Theodore M. Paul, Vice President - Finance

Date: June 12, 1997