Form 10-Q
period 1997-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1997-08-15
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                       FOR THE QUARTER ENDED JUNE 30, 1997




PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

      Balance Sheet, June 30, 1997 and December 31, 1996...............3

      Statement  of  Operations  For the Three  months and Six
           months Ended June 30, 1997 and 1996 ........................4

      Statement of Partners'  Equity For the Six months Ended
           June 30, 1997 and 1996......................................5

      Statement  of Cash Flows For the Six  months  Ended
           June 30, 1997 and 1996......................................6

      Notes to Financial Statements....................................8


Item 2.  Management's  Discussion  and  Analysis of  Financial
       Condition and Results of Operations............................13

PART II. OTHER INFORMATION
      Item 6. Exhibits and Reports on Form 8-K .......................16

      Signatures......................................................17

             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                   (A California Limited Partnership)

                             BALANCE SHEETS
                  June 30, 1997 and December 31, 1996

                                               1997              1996
                                               ----              ----
                                 ASSETS

Cash and cash equivalents                 $   3,021,834     $  2,567,217

Subscriptions receivable - Note 7
                                                      -        2,195,000
Loans Receivable - Note 2
                                                      -          522,190
Investment in limited
 partnerships - Note 3
                                             14,477,579       12,782,751
Other assets
                                                  3,072          105,998
                                           ------------     ------------
                                          $  17,502,485     $ 18,173,156
                                          =============     ============




                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships -         $                 $
Note 5                                        2,253,455        2,822,885
Accrued fees and expenses due to
 general partner and affiliates -
Note 4                                          131,947           43,807
                                              ---------        ---------
                                              2,385,402        2,866,692
                                              ---------        ---------

Commitments and contingencies - Note 8

Partners' equity (deficit):
 General partner
                                                (24,020)         (21,876)
 Limited partners (25,000 units
  authorized, 18,000 units issued
  and outstanding)
                                             15,141,103       15,328,340
                                             ----------       ----------
Total partners' equity
                                             15,117,083       15,306,464
                                            -----------       ----------
                                          $  17,502,485     $ 18,173,156
                                          =============     ============


                               UNAUDITED
             See Accompanying Notes to Financial Statements

             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                   (A California Limited Partnership)

                            STATEMENT OF OPERATIONS
           For the Three and Six Months Ended June 30, 1997 and 1996

                                    1997                    1996
                                    ----                    ----

                             Three        Six        Three        Six
                             Months      Months      Months      Months
                             ------      ------      ------      ------

Interest income            $ 22,966    $ 70,711    $ 30,910   $ 36,504
                             ------     -------     -------    -------

Operating expenses:

Amortization                  8,989      17,978       3,768       8,155
Asset management fees
   (Note 4)                  12,375      24,751      19,883      24,750
Legal and accounting          2,453       2,500       1,864       1,864
Other                         8,278       8,784       3,242       3,247
                             ------      ------      ------      ------

Total operating expenses     32,095      54,013      28,757      38,016
                             ------      ------      ------     ------

Income (loss) from
operations                   (9,129)      16,698      2,153      (1,512)

Equity in loss from
 limited partnerships       (47,900)    (223,400)   (43,666)    (45,200)
                            --------    --------   --------    --------

Net loss                   $(57,029)   $(206,702)  $(41,513)   $(46,712)
                            ========    ========    ========    ========

Net loss allocated to:
  General partner          $   (570)   $  (2,067)  $   (415)   $   (467)
                               =====     =======       =====       =====

  Limited partners         $(56,459)   $(204,635)  $(41,098)   $(46,245)
                            ========    ========   ========    ========

Net loss per weighted
 limited partner unit
 (18,000and 9,009)         $  (3.14)    $  (11.37)  $  (4.56)  $  (5.13)
                             ======       =======     ======     ======


                               UNAUDITED
             See Accompanying Notes to Financial Statements

             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                   (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY

            For the Six Months Ended June 30, 1997 and 1996

For the Six  Months Ended June 30, 1997
---------------------------------------

                                General        Limited
                                Partner        Partner         Total
                                -------        -------         -----

Equity (deficit),
   December 31, 1996          $ (21,876)    $ 15,328,340    $ 15,306,464

Offering expenses                   (77)          (7,602)         (7,679)

Net loss for the six
 months ended June 30, 1997      (2,067)        (204,635)       (206,702)
                                 -------        ---------      ---------

Equity (deficit),
 June 30, 1997               $  (24,020)    $ 15,141,103    $ 15,117,083
                                ========      ==========      ==========


For the Six  Months Ended June 30, 1996
---------------------------------------

Equity (deficit),
  December 31, 1995          $   (6,029)    $  3,852,212    $  3,846,183

Capital contributions                         13,060,580      13,060,580

Offering expenses               (13,637)      (1,350,089)     (1,363,726)

Capital issued for notes
receivable                                    (2,221,315)     (2,221,315)

Net loss for the six months
  ended June 30, 1996              (467)         (46,245)        (46,712)

                                  -----         --------        --------
Equity (deficit),
 June 30, 1996              $   (20,133)    $ 13,295,143       13,275,010
                                ========     ===========       ==========


             See Accompanying Notes to Financial Statements

             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                  (A California Limited Partnership)

                        STATEMENT  OF CASH FLOWS

                For the Six Months Ended June 30, 1997 and 1996

                                                   1997           1996
                                                   ----           ----
Cash flows provided by operating activities:
  Net loss                                   $  (206,702)    $  (46,712)


    Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
        Equity in loss of limited
         partnerships                            223,400         45,200
        Amortization                              17,978          8,155
        Asset management fee                      24,751         24,750
        Change in other assets                   102,926        (18,461)
        Accrued fees and expense due
         to general partner and affiliates          (121)          (734)
                                                 -------        -------
           Net cash provided by operating
            activities                           162,232         12,198
                                                 -------         ------

Cash flows used by investing activities:
  Investment in limited partnerships          (1,990,496)    (1,710,386)
   Distribution from local limited
    partnership                                    8,340
  Acquisition fees                                (1,290)      (664,382)
                                                  ------       --------
           Net cash used by investing
            activities                        (1,983,446)    (2,374,768)
                                              ----------     ----------


Cash flows provided by financing activities:
  Capital contributions from partners          2,220,000      9,638,135
  Offering costs and sales commissions           (12,679)    (1,345,638)
  Receipts of advances from affiliates            68,510              -
                                                --------     -----------
           Net cash provided by
            financing activities               2,275,831      8,292,497
                                              ----------     ----------

Net increase in cash and cash
equivalents                                      454,617      5,929,927
Cash and cash equivalents, beginning
of period                                      2,567,217        660,999
                                              ----------      ---------

Cash and cash equivalent, end of period     $  3,021,834    $ 6,590,926
                                               =========      =========





                               UNAUDITED
            See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)

                       For the Six months Ended June 30,1997 and 1996


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the six months ended June 30,1997, the Partnership's payables to limited partnerships; (in connection with its investments in limited partnerships) (see
Note 3 had non-cash transactions as follows:

       Increases due to acquisition of limited                $2,272,426
       partnership interests
       Application of loans receivable to acquisitions          (522,190)
       Decreases due to various price adjuster
       provisions in the respective limited
       partnership agreements                                   (329,170)
                                                               ---------

       Net non-cash adjustments to the Partnership's
        payable to limited partnerships                       $1,421,066
                                                              ==========


During the six months ended June 30,1997, the Partnership incurred, but did not pay, $24,751 in management fees. (see Note 4).


-------------------------------------------------------------------------------

During the six months ended June 30, 1996, the Partnership incurred, but did not pay, $17,688 of payables to affiliates for acquisitions costs and offering expenses.

During the six months ended June 30, 1996, the Partnership incurred, but did not pay, $3,159,708 of payables to limited partnerships; the Partnership applied cash in escrow of $1,873,262 and loans receivable of $630,765 (in connection with its investments in limited partnerships.

During the six months ended June 30, 1996, $1,201,130 of capital contributions were recorded as subscriptions receivable.

During the six months ended June 30, 1996, the Partnership incurred, but did not pay, $24,750 in management fees.










                                    UNAUDITED
                       See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30,1997, the results of operations and changes in cash flows for the six months ended June 30,1997 and 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

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

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest with at a rate of prime plus 1% per annum (10.5 % at March 31,1997). Loans receivable of $245,581 and $276,609 at December 31, 1996 were applied to capital contributions due for limited partnership interests acquired in January 1997 and April 1997, respectively. (See Note 8)

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1997, the Partnership had acquired limited partnership interests in eighteen limited partnerships each of which owns one apartment complex. As of June 30, 1997, construction and rehabilitation of 14 of the apartment complexes had been completed. The remaining four have started construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The  following  is a summary  of the  investment  in  limited  partnerships  and reconciliation to the limited partnership accounts as of June 30,1997 and December 31, 1996:
                                                       1997             1996
                                                       ----             ----
  Investment Balance - Beginning of period       $  12,782,751     $  1,046,532

  Capital contributions to limited partnerships        756,146        8,693,189
  Distributions from limited partners                   (8,340)
  Capital contributions payable to
     limited partnerships                            1,187,110        2,513,033
  Capitalized acquisition fees and costs                 1,290          738,504
  Equity in loss of limited partnerships              (223,400)        (185,071)
  Amortization of capitalized acquisition costs        (17,978)         (23,436)
                                                    ----------       ----------
   Investment Balance - End of period             $ 14,477,579    $  12,782,751
                                                    ==========       ==========

Selected financial information for the six months ended June 30,1997 and 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                1997             1996
                                                ----             ----

Total revenue                             $   2,324,000    $     278,000
                                              ---------          -------

Interest expense                                680,000           67,000
Depreciation                                    429,000           77,000
Operating expenses                            1,440,000          180,000
                                              ---------          -------
Total expenses                                2,549,000          324,000
                                              ---------          -------

Net loss                                  $    (225,000)    $    (46,000)
                                              =========         ========
Net loss allocable to the Partnership     $    (223,400)    $    (45,200)
                                               ========         ========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

      Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. No acquisition fees were incurred for the six months ended March 31,1997.

      Reimbursement for organizational, offering and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds. During the six months ended June 30,1997 the Partnership incurred organizational, offering and selling expenses of $0, $1,904, and $5,775, respectively.

      An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $24,751 for the six months ended June 30,1997.

      A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30,1997 and December 31, 1996:

                                                  1997           1996
                                                  ----           ----
Acquisition fees                             $  42,551       $  42,551
Advances  made for  acquisition  costs,
organizational,  offering  and  selling          2,778           7,899
expenses
Asset management fees                           86,618          61,867
Advance for acquisition of property                  0         (68,510)
                                              --------        --------
                                            $  131,947      $   43,807
                                              ========        ========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at June 30, 1997 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 6 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 7 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE
---------------------------------------------------

During the six months ended March 31,1997, the Partnership collected the $2,195,000 in subscriptions receivable at December 31, 1996.

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

NOTE 8 - COMMITMENTS  AND  CONTINGENCIES
----------------------------------------
Subsequent to December 31, 1996, the Partnership acquired two limited partnership interests which require capital contributions totaling approximately $2,272,426, of which $522,190 had been made and are reflected as loans receivable in the accompanying balance sheet as of December 31, 1996 (see Note
2).

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

As of June 30, 1997, the Partnership had received subscriptions for 18,000 Units consisting of cash, notes receivable and subscriptions receivable of $17,528,985 and $30,000, and $0, respectively.

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $455,000 for the six months ended June 30, 1997. This increase in cash was provided by The
Partnership's financing activities, including the proceeds from the offering. Cash from financing activities for the period ended June 30, 1997 of approximately $2,276,000 was sufficient to fund the investing activities of the Partnership during such period in the aggregate amount of approximately
$1,983,000,  which  consisted  primarily  of  capital  contributions  to Limited
Partnerships. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of June 30, 1997 and December 31, 1996 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $132,000 and $44,000, respectively. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $43,000 and $ 43,000, respectively, advances to pay front-end fees of approximately $3,000 and $8,000, respectively, accrued asset management fees of approximately $87,000 and $62,000 respectively and due to an affiliate of the general partner approximately $0 and $(69,000).

As of June 30, 1997, the Partnership has received and accepted subscriptions funds in the amount of $17,559,000, of which $30,000 currently is represented by Promissory Notes. As of August 8, 1997, as of June 30, 1997 and as of December 31, 1996, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $11,891,000, $11,603,000 and $9,091,000, respectively, and had commitments for additional capital contributions of approximately $1,965,000, $2,253,000 and $2,823,000, respectively. Further, the Partnership had loans outstanding to Limited Partnerships as of August 8, 1997, as of June 30, 1997 and as of December 31, 1996, of approximately $0, $0 and $522,200, respectively. Of the amount outstanding as of December 31, 1996, approximately $245,600 and $277,000 were loaned to ESCATAWPA and BROADWAY, respectively and were applied to the Partnership's purchase price upon acquisition of those Limited Partnership Interests in January 1997 and April 1997, respectively.

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

  Results of Operations

As of June 30, 1997 and December 31, 1996 the Partnership had acquired 18 and 16 Limited Partnership Interests, respectively. Each of the 18 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of June 30, 1997, 14 of the Apartment Complexes in the Partnership had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the periods ended December 31, 1996 and June 30, 1997 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $207,000 for the six months ended June 30, 1997. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

      None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


      A current report on Form 8-K dated April 10, 1997 was filed during the quarter ended June 30, 1997. The current report set forth information pertaining to the acquisition by the Series 4 of one Limited Partnership interests under
Item 2 thereof required by Article 11 of Regulation S-X were provided by the current report.

Amendment No. 1 to current report on Form 8-K dated April 10, 1997 was filed during the quarter ended June 30, 1997. The current report set forth information pertaining to the acquisition by the Series 4 of one Limited Partnership interests under Item 2 thereof and proforma financial information required by
Article 11 of Regulation S-X were provided by the current report.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:_____________________________________________________
WNC & ASSOCIATES, INC.  General Partner

Date: June 14, 1997

By:_____________________________________________________
John B. Lester, Jr      President

Date: June 14, 1997

By:_____________________________________________________
Theodore M. Paul  Vice President - Finance

Date: June 14, 1997