Form 10-Q
period 1997-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1997-11-12
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

California                                                   33-6163848

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
3158 Redhill Avenue, Suite 120, Costa Mesa, CA  92626
(714) 622-5565


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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997




PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheets, September 30, 1997 and December 31, 1996................3

     Statement of Operations
         For the nine and three months ended September 30, 1997 and 1996.....4

     Statement of Partners' Equity
         For the nine months ended September 30, 1997 and 1996...............5

     Statement of Cash Flows
         For the nine months ended September 30, 1997 and 1996...............6

     Notes to Financial Statements...........................................8

  Item 2. Management's Discussion and Analysis of
          Financial  Condition and Results of Operations....................13


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.................................16

   Signatures...............................................................17

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                      (A California Limited Partnership)

                               BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                              1997                     1996
                                              ----                     ----

                                          ASSETS

Cash and cash equivalents             $    2,293,311           $     2,567,217
Subscriptions receivable
(Note 7)                                           -                 2,195,000
                                                   -                   522,190
Loans Receivable (Note 2)

Investment in limited
 partnerships (Note 3)                    14,407,820                12,782,751
Other assets                                  14,188                   105,998
                                          ----------                ----------
                                     $    16,715,319           $    18,173,156
                                          ==========                ==========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships
(Note 5)                             $     1,569,878           $     2,822,885
Accrued fees and expenses due to
 general partner and affiliates
(Note 4)                                      29,803                    43,807
                                           ---------                 ---------
                                           1,599,681                 2,866,692
                                           ---------                 ---------
Commitments and contingencies (Note 8)
Partners' equity (deficit):
 General partner                             (24,334)                  (21,876)
 Limited partners (25,000 units
  authorized, 18,000 units issued
  and outstanding)                        15,139,972                15,328,340
                                          ----------                ----------

Total partners' equity                    15,115,638                15,306,464
                                          ----------                ----------
                                     $    16,715,319           $    18,173,156
                                          ==========                ==========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                        (A California Limited Partnership)

                            STATEMENT  OF  OPERATIONS
          For  the Three and Nine Months Ended September 30, 1997 and 1996

                                      1997                       1996
                                      ----                       ----
                               Three        Nine         Three          Nine
                               Months       Months       Months         Months

Interest income          $     30,923  $   101,634  $   103,100  $     139,604
                             --------     --------     --------       --------

Operating expenses:
Amortization                    9,008       26,986        6,701         14,856
Asset management
  fees (Note 3)                12,374       37,125       12,375         37,125
Legal and accounting            1,251        3,751        3,492          5,356
Other                           2,285       11,069            -          3,247
                             --------     --------     --------       --------


Total operating expenses       24,918       78,931       22,568         60,584
                             --------     --------     --------       --------

Income from operations          6,005       22,703       80,532         79,020


Equity in loss from
 limited partnerships         (43,600)    (267,000)     (62,300)      (107,500)
                             --------     --------     --------       --------

Net income (loss)      $      (37,595) $  (244,297) $    18,232  $     (28,480)
                             ========     ========       ========      ========

Net income (loss) allocated to:
  General partner      $         (376) $    (2,443)  $      182   $       (285)
                             ========     ========     ========       ========


  Limited partners     $      (37,219) $  (241,854)  $   18,050   $    (28,195)
                             ========     ========     ========       ========


Net income (loss) per weighted
 limited partner unit (18,000 and
 17,998 units issued and
 outstanding)          $        (2.07) $    (13.44)  $     1.00   $      (2.35)
                             ========     ========     ========       ========




                                     UNAUDITED
                See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                        (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

             For the Nine Months Ended September 30, 1997 and 1996

For the Nine Months Ended September 30, 1997
--------------------------------------------

                                       General        Limited
                                       Partner        Partner           Total

Equity (deficit), December 31, 1996  $  (21,876) $  15,328,340  $   15,306,464
Offering expenses                           (15)        (1,514)         (1,529)
Collection of investor notes receivable                 55,000          55,000
Net loss for the nine months ended
  September 30, 1997                     (2,443)      (241,854)       (244,297)
                                       --------     ----------      -----------
Equity (deficit), September 30, 1997 $  (24,334) $  15,139,972  $   15,115,638
                                       ========     ==========      ==========


For the Nine Months Ended September 30, 1996
--------------------------------------------

Equity (deficit), December 31, 1995  $   (6,029) $   3,852,212  $    3,846,183
Capital contributions                               13,064,985      13,064,985
Offering expenses                       (15,161)    (1,500,957)     (1,516,118)
Capital issued for notes receivable                 (2,220,000)     (2,220,000)
Net loss for the nine months ended
  September 30, 1996                       (285)       (28,195)        (28,480)
                                       --------     ----------      ----------
Equity (deficit), September 30, 1996  $ (21,475) $  13,168,045  $   13,146,570
                                       ========     ==========      ==========


                                       UNAUDITED
                      See Accompanying Notes to Financial Statements

                    WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                          (A California Limited Partnership)

                                 STATEMENT  OF CASH  FLOWS
                For the Nine Months Ended September 30, 1997 and 1996

                                                   1997                  1996
                                                   ----                  ----
Cash flows used by operating activities:
  Net loss                                $       (244,297)   $        (28,480)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
     Equity in loss of limited partnerships        267,000             107,500
     Amortization                                   26,986              14,856
     Increase (decrease) in
       asset management fee payable                (72,875)             37,125
     Change in other assets                         91,810             (76,852)
     Accrued fees and expense due
       to general partner and affiliates             3,386             (11,364)
                                                  --------            --------
      Net cash provided by operating activities     72,010              42,785
                                                  --------            --------

Cash flows used by investing activities:
  Investment in limited partnerships            (2,653,888)         (5,797,296)
  Distribution from local limited partnerships       8,340
  Acquisition fees                                  (4,324)         (1,017,913)
                                                ----------         -----------
      Net cash used by investing activities     (2,649,872)         (6,815,209)
                                                ----------         -----------

Cash flows provide by financing activities:
  Capital contributions from partners            2,250,000          11,328,985
  Offering costs and sales commissions             (14,554)         (1,725,136)
  Receipts/(payment) of advances from affiliates    68,510                   -
                                                 ---------          ----------

     Net cash provided by financing activities   2,303,956           9,603,849
                                                 ---------           ---------

Net increase (decrease) in cash and
  cash equivalents                                (273,906)           2,831,425
Cash and cash equivalents, beginning of period   2,567,217              660,999
                                                 ---------           ----------

Cash and cash equivalent, end of period   $      2,293,311    $      3,492,424
                                                 =========           =========



                                UNAUDITED
                See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS(CONTINUED)

              For the Nine months Ended September 30, 1997 and 1996


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the nine months ended September  30,1997,  the Partnership's  payables to
limited   partnerships;   (in  connection   with  its   investments  in  limited
partnerships) (see Note 3) had non-cash transactions as follows:

  Increases due to acquisition of limited partnership interests     $2,272,426
  Application of loans receivable to acquisitions                     (522,190)
  Decreases due to various price adjuster provisions in the
   respective limited partnership agreements                          (349,355)
  Net non-cash adjustments to the Partnership's                      ---------
   payable to limited partnerships                                  $1,400,881
                                                                     =========


-------------------------------------------------------------------------------

During the nine months ended September  30,1996,  the Partnership's  payables to
limited   partnerships;   (in  connection   with  its   investments  in  limited
partnerships) (see Note 3) had non-cash transactions as follows:

  Increases due to acquisition of limited partnership interests    $11,292,434
  Application of loans receivable to acquisitions                     (661,306)
  Decreases due to various price adjuster provisions in the
  respective limited partnership agreements                            (36,551)
  Application of cash in escrow                                     (1,873,262)
  Application of advance from affiliate                                (60,456)
  Net non-cash adjustments to the Partnership's                      ---------
   payable to limited partnerships                                  $8,660,858
                                                                     =========

During the nine months ended September 30, 1996, the Partnership incurred, but did not pay, $37,125 in management fees.



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                        (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations and changes in cash flows for the nine months ended September 30, 1997 and 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                   WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                        (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest with at a rate of prime plus 1% per annum (10.5 % at March 31,1997). Loans receivable of $245,581 and $276,609 at December 31, 1996 were applied to capital contributions due for limited partnership interests acquired in January 1997 and April 1997, respectively (see Note 8).

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1997, the Partnership had acquired limited partnership interests in eighteen limited partnerships each of which owns one apartment complex. As of September 30, 1997, construction and rehabilitation of 16 of the apartment complexes had been completed. The remaining two have started construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30 1997 and December 31, 1996:

                                                     1997              1996
                                                     ----              ----

Investment Balance - Beginning of period       $   12,782,751  $     1,046,532
Capital contributions to limited partnerships       1,116,900        8,693,189
Distributions from limited partnerships                (8,340)
Capital contributions payable to
  limited partnerships                                806,171        2,513,033
Capitalized acquisition fees and costs                  4,324          738,504
Equity in loss of limited partnership                (267,000)        (185,071)
Amortization of capitalized acquisition costs         (26,986)         (23,436)
                                                   ----------       ----------

Investment Balance - end of period             $   14,407,820   $   12,782,751
                                                   ==========       ==========

Selected financial information for the nine months ended September 30, 1997 and 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                              1997                      1996
                                              ----                      ----

Total revenue                    $         3,563,000        $          466,000
                                           ---------                   -------

Interest expense                           1,165,000                   130,000
Depreciation                                 633,000                   136,000
Operating expenses                         2,035,000                   308,000
                                           ---------                   -------
Total expenses                             3,833,000                   574,000
                                           ---------                   -------

Net loss                          $         (270,000)        $        (108,000)
                                           =========                  ========

Net loss allocable to
 the Partnership                  $         (267,000)        $        (107,500)
                                           =========                  ========

                   WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                         (A California Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. No acquisition fees were incurred for the nine months ended September 31,1997.

         Reimbursement for organizational, offering and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds. During the nine months ended September 30,1997 the Partnership incurred organizational, offering and selling expenses of $0, $1,904, and $5,775, respectively.

         An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $37,125 for each nine month period ended September 30, 1997 and 1996.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30,1997 and December 31, 1996:

                                                      1997               1996
                                                      ----               ----
Acquisition fees                                $     42,551      $     42,551
Advances made for acquisition costs,
 organizational,  offering and
 selling expenses                                     (1,740)            7,899
Asset management fees                                (11,008)           61,867
Advance for acquisition of property                        0           (68,510)
                                                     -------           -------
                                                $     29,803      $     43,807
                                                     =======           =======

                                   WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                                        (A California Limited Partnership)

                                      NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at September 30, 1997 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 6 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 7 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE
---------------------------------------------------

During the nine months ended September 31, 1997, the Partnership collected the $2,195,000 in subscriptions receivable at December 31, 1996.

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

The Partnership had received subscriptions for 18,000 Units for cash of $17,558,985 and terminated its offering of units on July 1, 1996.

Liquidity and Capital Resources
-------------------------------

 Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $274,000 for the nine months ended September 30, 1997. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $2,650,000, which consisted of cash used in capital contributions to Limited Partnerships and acquisition fees and expense of approximately $2,654,000 and $4,000, respectively and cash provided by distributions of approximately $8,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

As of September 30, 1997 and December 31, 1996 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $30,000 and $44,000, respectively. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $43,000 and $ 43,000, respectively, advances to pay front-end fees of approximately ($2,000) and $8,000, respectively, accrued asset management fees of approximately ($11,000) and $62,000 respectively and due to an affiliate of the general partner approximately $0 and $(69,000).

As of September 30, 1997, the Partnership has received and accepted subscriptions funds in the amount of $17,559,000. As of November 1, 1997, as of September 30, 1997 and as of December 31, 1996, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $12,546,000, $12,267,000 and $9,091,000, respectively, and had commitments for additional capital contributions of approximately $1,291,000, $1,570,000 and $2,823,000, respectively. Further, the Partnership had loans outstanding to Limited Partnerships as of November 1, 1997, as of September 30, 1997 and as of December 31, 1996, of approximately $0, $0 and $522,200, respectively. Of the amount outstanding as of December 31, 1996, approximately $245,600 and $277,000 were loaned to ESCATAWPA and BROADWAY, respectively and were applied to the Partnership's purchase price upon acquisition of those Limited Partnership Interests in January 1997 and April 1997, respectively.

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

The Partnership established working capital reserves of approximately 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Limited Partnerships for such purposes or to replenish or increase working capital reserves.

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

Results of Operations
---------------------

As of September 30, 1997 and December 31, 1996 the Partnership had acquired 18 and 16 Limited Partnership Interests, respectively. Each of the 18 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1997, 14 of the Apartment Complexes in the Partnership had commenced operations.. Accordingly, the "Equity in losses from limited partnerships" for the periods ended December 31, 1996 and September 30, 1997 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $244,000 for the nine months ended September 30, 1997. The component items of revenue and expense are discussed below.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:  WNC Tax Credit Partners IV, L.P.       General Partner


By:  WNC & ASSOCIATES, INC.                 General Partner




By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: November 10, 1997

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul         Vice President - Finance

Date: November 10, 1997