Form 10-K
period 1997-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1998-04-15
CIK 943904

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

UNITS OF LIMITED PARTNERSHIP INTEREST

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x




                       DOCUMENTS INCORPORATED BY REFERENCE

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


Organization
------------

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

Description of Business
-----------------------

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1997, the Partnership had invested in 18 Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and neither the Partnership's investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interests in the Local
Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments could be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes will be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

As of December 31, 1997, 17 of the 18 Apartment Complexes acquired by the Partnership were completed and in operation and one was under construction. The Apartment Complexes owned by the Local Limited Partnerships in which the Partnership has invested were or are being eveloped by the Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local
General Partners. As a limited partner, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

Following is recap of the status of the 18 Apartment Complexes owned by the 18 Limited Partnerships invested in by the Partnership:

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1996

                                                    No. of          Units              Units               Percentage
Name & Location                                      Units        Completed           Occupied              Occupancy
---------------                                      -----        ---------           --------              ---------

Alliance Apartments I                                   19              19               10                    54%
 Alliance, Nebraska
Blessed Rock of El Monte                               137             137              136                    99%
 El Monte, California
Broadway Apartments                                     78               0                0                     0%
 Hobbs, New Mexico
Cascade Pines, L.P., II                                375             375              360                    96%
 Atlanta, Georgia
Curtis Associates I                                     12              12               11                    92%
 Curtis, Nebraska
Escatawpa Village Associates                            31              31               29                    94%
 Escatawpa, Mississippi
Evergreen Apartments I                                  76              76               22                    29%
 Tulsa, Oklahoma
Hastings Apartments I                                   18              18               16                    89%
 Hastings, Nebraska
Heritage Apartments I                                   30              30               30                   100%
 Berkeley, Montana
Hillcrest Associates                                    28              28               26                    93%
 Ontario, Oregon
Patten Towers, L.P. II                                 221             221              221                   100%
 Chattanooga, Tennessee
Prairieland Prop of Syracuse II                          8               8                8                   100%
 Syracuse, Kansas
Raymond S. King Apts.                                   22              22               22                   100%
 Greensboro, North Carolina
Rosedale Limited Partnership                            31              31               29                    94%
 Silver City, New Mexico
Shepherd South Apts. I                                  24              24               22                    92%
 Shepherd, Texas
Solomon Associates I, L.P.                              16              16               13                    81%
 Solomon, Kansas
Talladega Co. Housing Ltd.                              30              30               30                   100%
 Talladega, Alabama
The Willows Apartments                                  36              36               32                    89%
 Morganton, North Carolina
                                                    ------       ---------        ---------          -------------
                                                     1,192           1,114            1,017                    91%
                                                     =====           =====            =====                    ===

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

 . EVERGREEN owns the Evergreen Apartments in Tulsa Oklahoma; HILLCREST owns the Hillcrest Apartments in Ontario, Oregon; SHEPHERD I owns the Shepherd South Apartments I in Shepherd, Texas; TALLADEGA owns Indian Hills Estates in Talladega, Alabama; and WILLOWS owns The Willows Apartments in Morganton, North Carolina; ALLIANCE owns the Alliance Apartments in Alliance, Nebraska; HASTINGS owns the Hastings Apartments in Hastings, Nebraska; KING owns the Raymond S. King Apartments in Greensboro, North Carolina; and PATTEN owns the Patten Towers Apartments in Chattanooga, Tennessee; BROADWAY owns the Broadway Apartments in Hobbs, New Mexico; HERITAGE owns the Heritage Apartments in Berkeley, Missouri; PRAIRIELAND owns the North Ridge Apartments in Syracuse, Kansas; and SOLOMON owns the North Pine Village Apartments in Solomon, Kansas; BLESSED ROCK owns the Blessed Rock of El Monte Apartments in El Monte, California; CASCADE owns the
Cascade  Pines  Apartments  in  Atlanta,   Georgia;  CURTIS  owns  the  Bergwood
Apartments in Curtis, Nebraska; ESCATAWPA owns the Escatawpa Village Apartments in Escatawpa, Mississippi; and ROSEDALE owns the Valley View Apartments in Silver City, New Mexico.

         Included herein is a discussion of a Local Limited Partnership Interest acquired by SERIES 3.

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

         The following tables contain information concerning the Apartment Complexes owned by the Local Limited Partnerships identified herein

-----------------------------------------------------------------------------------------------
                                                                                LOCAL LIMITED
                          ESTIMATED                                PERMANENT    PARTNERSHIP'S
                          CONSTRUC-                                MORTGAGE     ANTICIPATED
LOCAL       PROJECT       TION         NUMBER OF       BASIC       LOAN         AGGREGATE
LIMITED     NAME/NUMBER   COMPLETION   APARTMENT       MONTHLY     PRINCIPAL    TAX CREDITS
PARTNERSHIP OF BUILDINGS  DATE         UNITS           RENTS       AMOUNT       (1)
--------------------------------------------------------------------------------------------


EVERGREEN   Evergreen     November     25 1BR units     $280       $650,000     $990,850
            Apartments      1995       43 2BR units     $320       CFB (3)
            (2)                         8 3BR units     $450
                                                                   $324,425
            3 buildings                                             MWPHGL
                                                                   (4)

--------------------------------------------------------------------------------------------

HILLCREST   Hillcrest     Completed    26 1BR units      $350      $1,311,000   $683,400
            Apartments                  2 2BR units      $370      RECDS (6)
            (5)

            8 buildings

--------------------------------------------------------------------------------------------
SHEPHERD    Shepherd      November      8 1BR units     $232       $583,900     $277,640
  I         South           1995       16 2BR units     $300       RECDS (6)
            Apartments
            I
            (2)

            6 buildings
--------------------------------------------------------------------------------------------
TALLADEGA   Indian        August        8 1BR units      $198      $576,000     $1,265,000
            Hills          1996        12 2BR units      $237      AHFA(7)
            Estates                     6 3BR units      $374
                                                                   $246,513
                                                                   Colonial
            5 buildings                                            Bank (8)
--------------------------------------------------------------------------------------------
WILLOWS     The Willows   December     34 1BR units    $269-312    $254,500     $1,426,280
            Apartments       1996       2 2BR units      $375      CICNC (9)
            (5)
                                                                   $900,000
            1 building                                             NCHFA (10)

                                                                   $40,000
                                                                   City of
                                                                   Morganton(11)
--------------------------------------------------------------------------------------------
ALLIANCE    Alliance      Completed     6 2BR units      $336      $500,000     $1,089,660
            Apartment     July 1995    13 3BR units      $468      CFB (12)

            9 buildings                                            $147,779
                                                                   City of
                                                                   Alliance
                                                                   (13)
--------------------------------------------------------------------------------------------
HASTINGS    Hastings      February      6 2BRunits       $359      $450,000     $993,600
            Apartments      1996       12 3BR units      $419      FNBO (14)

            9 buildings

--------------------------------------------------------------------------------------------
KING        Raymond S.    November     22 2BR units      $250      $719,000     $974,798
            King            1996                                   City of
            Apartments                                             Greensboro
            (5)                                                    (15)
            2 buildings
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                                                LOCAL LIMITED
                          ESTIMATED                                PERMANENT    PARTNERSHIP'S
                          CONSTRUC-                                MORTGAGE     ANTICIPATED
LOCAL       PROJECT       TION         NUMBER OF       BASIC       LOAN         AGGREGATE
LIMITED     NAME/NUMBER   COMPLETION   APARTMENT       MONTHLY     PRINCIPAL    TAX CREDITS
PARTNERSHIP OF BUILDINGS  DATE         UNITS           RENTS       AMOUNT       (1)


--------------------------------------------------------------------------------------------
PATTEN      Patten        June 1996    32 studio       $508 (8)    $7,000,000   $3,911,130
            Towers                      units                      Hamilton
            Apartments                 188 1BR         $563 (8)    County IDB
            (5) (2)                     units                      (16)
                                       1 2BR unit      $644 (8)    $875,000
            1 building                                             Hamilton
                                                                   County IDB
                                                                   (17)
--------------------------------------------------------------------------------------------
BROADWAY    Broadway      December     30 1BR          $272-335    $1,215,000   $3,613,990
            Apartments    1996         units           $324-399    BA (2)
                                       16 2BR          $372-458
            9 buildings                units                       $150,538
                                       32 3BR                      HOME (3)
                                       units
--------------------------------------------------------------------------------------------
HERITAGE    Heritage      June         30 1BR          $250-300    $577,350     $1,370,670
            Apartments    1997         units                       MHDC (5)

            1 building                                             $135,957
            (5)                                                    St. Louis
                                                                   County (6)
--------------------------------------------------------------------------------------------
PRAIRIE-    North Ridge   September    2 1BR units     $270        $295,171     $152,460
LAND        Apartments    1996         4 2BR units     $315        RECDS (6)
                                       2 3BR units     $340
            4 buildings
--------------------------------------------------------------------------------------------
SOLOMON     North Pine    January       4 1BR units    $269        $561,366     $253,678
            Village       1997         12 2BR units    $352        RECDS (6
            Apartments

            4 buildings
--------------------------------------------------------------------------------------------
BLESSED     Blessed       August       136 1BR         $402        $2,600,000   $9,147,920
ROCK        Rock of El    1997         units           $0 (mgr     FENB (22)
            Monte                      1 2BR unit       unit)
            Apartments                                             $275,000
                                                                   EMCRA (23)
            14
            buildings                                              $650,000
            (5)                                                    DCF (24)
--------------------------------------------------------------------------------------------
CASCADE     Cascade       October      94 1BR          $329-$365   $2,465,000   $2,681,950
            Pines         1996         units           $399-$470   URFA (25)
            Apartments                 187 2BR         $499-$530
                                       units                       $4,990,000
            38                         94 3BR                      URFA (25)0
            buildings                  units
            (5)                                                    $1,100,000
                                                                   URFA (25)
-------  ------------  -----------  ------------  -----------  ------------  -----------



--------------------------------------------------------------------------------------------
                                                                                LOCAL LIMITED
                           ESTIMATED                               PERMANENT    PARTNERSHIP'S
                           CONSTRUC-                               MORTGAGE     ANTICIPATED
LOCAL       PROJECT        TION        NUMBER OF       BASIC       LOAN         AGGREGATE
LIMITED     NAME/NUMBER    COMPLETION  APARTMENT       MONTHLY     PRINCIPAL    TAX CREDITS
PARTNERSHIP OF BUILDINGS   DATE        UNITS           RENTS       AMOUNT       (1)
--------------------------------------------------------------------------------------------
CURTIS      Bergwood       July 1996    4 1BR units    $265        $430,000     $181,120
            Apartments                  8 2BR units    $320        RECDS (6)
            3 buildings
            (2)
--------------------------------------------------------------------------------------------
ESCATAWPA   Escatawpa      September    8 1BR units    $317        $900,500     $493,720
            Village         1996       23 2BR units    $369        RECDS (6)
            Apartments

            12 buildings
            (2)
--------------------------------------------------------------------------------------------
ROSEDALE    Valley View    January      6 1BR units    $295        $1,330.000   $547,280
            Apartment       1996       19 2BR units    $358        RECDS (6)
                                        6 3BR units    $418
            4 buildings
------  ------------  -----------  -------------  -----------  -----------  ------------

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

                                                             SHARING RATIOS:
                                                             ALLOCATIONS (3)    SERIES 3's
LOCAL        LOCAL                         SHARING RATIOS:   AND SALE OR        CAPITAL
LIMITED      GENERAL        PROPERTY       CASH FLOW         REFINANCING        CONTRIBUTION
PARTNERSHIP  PARTNERS       MANAGER (1)    (2)               PROCEEDS (4)       (5)
----------------------------------------------------------------------------------


EVERGREEN    Most           Retro          WNC: 1st $5,000      99/1            $549,305
             Worshipful     Management     LGP: 2nd $5,000      50/50
             Prince Hall    Group, Inc.    Balance:
             Grand Lodge        (8)        WNC: 25%
              (6)                          LGP: 75%

             Retro
             Development
             of Oklahoma,
             Inc. (7)

---------------------------------------------------------------------------------------------

HILLCREST    Riley J. Hill  Riley J. Hill  WNC: 1st             99/1            $353,505
               (9)            (9)          $1,000               50/50
                                           LGP: the
                                           balance


---------------------------------------------------------------------------------------------
SHEPHERD     Donald W.      Wilmic         WNC: 1/3             99/1            $121,369
   I         Sowell (10)    Ventures,      LGP: 2/3             50/50
                            Inc.
                            (11)

---------------------------------------------------------------------------------------------
TALLADEGA    Thomas H.      Apartment      WNC: 1/3             99/1            $653,237
             Cooksey (12)   Services and   LGP: 2/3             50/50
                            Management
             Apartment      Co.
             Developers,    (13)
             Inc. (12)

WILLOWS      Gordon         GEM            WNC: 1/3             99/1            $841,433
             Douglas        Management,    LGP: 2/3             50/50
             Brown, Jr.     Inc. (17)
             (14)

             John C.
             Loving (15)

            Western N.C.
            Housing
            Partnership,
            Inc. (16)

---------------------------------------------------------------------------------------------
ALLIANCE    Retro           Retro          WNC: 1st $2,500      99/1            $604,108
            Development,    Management     LGP: 2nd $2,500      50/50
            Inc. (18)       Group, Inc.    Balance:
                            (8)            WNC: 25%
                                           LGP: 75%


                                                             SHARING RATIOS:
                                                             ALLOCATIONS (3)    SERIES 3's
LOCAL       LOCAL                          SHARING RATIOS:   AND SALE OR        CAPITAL
LIMITED     GENERAL         PROPERTY       CASH FLOW         REFINANCING        CONTRIBUTION
PARTNERSHIP PARTNERS        MANAGER (1)    (2)               PROCEEDS (4)       (5)

---------------------------------------------------------------------------------------------

HASTINGS    Retro           Retro          WNC: 1st $2,500      99/1            $542,107
            Development,    Management     LGP: 2nd $2,500      25/75
            Inc. (18)       Group, Inc.    Balance:
                            (8)            WNC: 25%
            Most                           LGP: 75%
            Worshipful
            Prince Hall
            Grand Lodge
            (19)

---------------------------------------------------------------------------------------------

 KING       Project         Wynnefield     WNC: 1/3             99/1            $473,100
            Homestead,      Properties,    LGP: 2/3             50/50
            Inc. (20)       Inc.
                            (21)


PATTEN      Patten          Lawler-Wood,   WNC: Greater of      99/1            $2,154,201
            Towers, LLC     Inc. (23)      $5,000 or 15%        50/50
            (22)                           LGP: 40%
                                           Balance:
                                           WNC: 50%
                                           LGP: 50%
---------------------------------------------------------------------------------------------
BROADWAY    Trianon         Trianon        WNC:  Greater of     99/1            $2,003,595
            Development     Development    15% or $5,000        50/50
            Corporation     Corporation    LGP:  40%
            (24)            (24)           Balance:             50/50

            Foundation
            for
            Social
            Resources,
            Inc.
            (25)


HERITAGE    Kenneth M.      Lockwood       WNC: 1/3             99/1            $753,295
            Vitor (26)      Realty,        LGP:  2/3            50/50
                            Inc. (28)
            Joseph A.
            Shepard (27)
--------    -------------- -------------- ----------------- ------------- ----------------

PRAIRIE-    Kenneth M.      Lockwood       WNC:  1/3            99/1            $84,524
LAND        Vitor (26)      Realty, Inc.   LGP: 2/3             50/50
                            (28)
            Joseph A.
            Shepard (27)
-------- -------------- -------------- ----------------- ------------- ----------------

SOLOMON     Kenneth M.      Lockwood       WNC: 1/3             99/1            $142,061
            Vitor (26)      Realty,        LGP:  2/3            50/50
                            Inc. (28)
            Joseph A.
            Shepard (27)
---------------------------------------------------------------------------------------------
BLESSED     Everland,       Professional   WNC: Greater         98.99/.01/1     $2,603,955
ROCK        Inc.            Apartment      of 30% or            50/50
            (28)            Management,    $12,000
                            Inc. (29)      LGP: 40% of
                                           the balance
                                           The balance:
                                           50/50
---------------------------------------------------------------------------------------------
CASCADE     Urban           Brencor Asset  WNC:    greater      98/2            $1,346,961
            Residential     Management,    of    10%    or      50/50
            Management,     Inc. (31)      $5,000
            Inc. (30)                      LGP: 45%
                                           Balance:
                                           WNC:10.9%;
                                           LGP: 89.1%
-------- -------------- -------------- ---------------- -------------- ----------------




                                                             SHARING RATIOS:
                                                             ALLOCATIONS (3)    SERIES 3's
LOCAL        LOCAL                         SHARING RATIOS:   AND SALE OR        CAPITAL
LIMITED      GENERAL       PROPERTY        CASH FLOW         REFINANCING        CONTRIBUTION
PARTNERSHIP  PARTNERS      MANAGER (1)     (2)               PROCEEDS (4)       (5)

------- -------------- -------------- --------------------------- -------- -----------
CURTIS       Joseph A.      Lockwood       WNC: 1/3                99/1         $88,366
             Shepard (27)   Realty,        LGP:  2/3               50/50
                            Inc. (28)
             Kenneth  M.
             Vitor (26)

------- -------------- -------------- --------------------------- -------- -----------
ESCATAWPA   Olsen          Olsen           WNC: 1/3                  99/1       $248,646
            Securities     Securities      LGP: 2/3                  91/9
            Corporation    Corporation
            (32)           (32)

------- -------------- -------------- --------------------------- -------- -----------
------- -------------- -------------- --------------------------- -------- -----------
ROSEDALE  Deke Noftsker  M-DC Group,       WNC: greater of           99/1       $308,762
          (33)           Inc.      dba     33% or $1,400             50/50
                         Alpha             LGP: 67%
                         Management
                         Co, Inc. (34)

------- -------------- -------------- --------------------------- -------- -----------

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

At December 31, 1997, there were 857 Limited Partners in the Partnership. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. The Limited Partners invested in the Partnership received Low Income Housing Credits per Unit as follows:

         1995               $2
         1996              $91
         1997              $83

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

Directors and Executive Officers of WNC & Associates, Inc.


The directors of Associates are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. Substantially all of the shares of Associates are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 67, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the Executive Committee of the National Association of Home Builders (NAHB) and a past Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the California Council of Affordable Housing (CCAH) (formerly Rural Builders Council of California), and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 64, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 45, has been a Director of WNC & ASSOCIATES, INC. since 1997, a Senior Vice President since 1992, and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992, and has been a Director and Secretary of WNC Management, Inc. since its organization. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of CCAH, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 35, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Director since 1997 Executive Vice President since 1998, and a Senior Vice President since 1992. Mr. Cooper heads the Acquisition Originations department at WNC, has been President of, and a registered principal with, WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization, and has been a Director of WNC Management Inc. since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is an alternate director and member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 42, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990, and has been a Director and Chief Financial Officer of WNC Management Inc. since its organization. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 43, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994, and has been a Director and Chief Executive Officer of WNC Management Inc. since its organization. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

SY P. GARBAN, age 52, has 20 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed as Executive Vice President by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

DAVID TUREK, age 43, has been Director - Originations of WNC & ASSOCIATES, INC. since 1996. He has 23 years' experience in real estate finance and acquisitions. Previously, from 1995 to 1996 Mr. Turek served as a consultant for a national Low Income Housing Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Low Income Housing Credit properties, from 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for Low Income
Housing Credit development activities. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

N. PAUL BUCKLAND, age 36, has been employed by WNC & ASSOCIATES, INC. since 1994 and currently serves as Vice President Acquisitions. He has 11 years' experience in analysis pertaining to the development of multi-family and commercial properties. Previously, from 1986 to 1994 he served on the development team of the Bixby Ranch which constructed more than 700 apartment units and more than one million square feet of "Class A" office space in California and neighboring states, and from 1984 to 1986 he served as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

MICHELE M. TAYLOR, age 43, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 40, has been employed by WNC & ASSOCIATES, INC. since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 61, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a)  Selection  fees in an  amount  equal  to 8% of the  gross  proceeds  of the
Partnership's   Offering   ("Gross   Proceeds").   Through  December  31,  1997,
approximately $966,000 of selection fees had been incurred by the Partnership.

(b) A nonaccountable expense reimbursement in an amount equal to 1% of Gross Proceeds. Through December 31, 1997, approximately $180,000 of nonaccountable expense reimbursement has been incurred the Partnership.

(c) An  annual  asset  management  fee in an  amount  equal  to the  greater  of
(i)$2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds. Asset management fees of $49,500, $49,500 and $12,367 were incurred during the years ended December 31, 1997, 1996 and December 31, 1995, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 14% through December 31, 2006 and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(e) The General Partner was allocated Low Income Housing Credits of $15,146 and $8,067 for the year ended December 31, 1997 and 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Certain Beneficial Owners(1)


                               Name and Address                 Amount and
Title of Class                 of Beneficial Owner              Nature of                      Percent
                                                                Beneficial Owner               of Class
------------------------------------------------------------------------------------------------------------------------

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

OMITTED


Exhibits

(3) Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as
Exhibit 28.1 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 3.

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

10.6 Agreement of Limited Partnership of Raymond S. King Apartments I Limited Partnership filed as exhibit 10.9 to Post-Effective Amendment No. 2 to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.6

10.7 Amended and Restated Agreement of Limited Partnership of Talladega County Housing, Ltd. filed as exhibit 10.10 to Post-Effective Amendment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.7

10.8 Amended and Restated Agreement of Limited Partnership of The Willows Limited Partnership filed as exhibit 10.11 to Post-Effective Amendment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.8

10.9 Amended and Restated Agreement of Limited Partnership of Cascade Pines L.P. II filed as exhibit 10.1 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.9

10.10Amended and Restated  Agreement of Limited  Partnership of Rosdale  Limited
     Partnership filed as exhibit 10.2 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.10

10.11Amended and Restated  Agreement of Limited  Partnership  of Blessed Rock of
     El Monte filed as exhibit 10.1 to Form 8-K dated September 17, 1996 is hereby incorporated herein by reference as exhibit 10.11

10.12Amended  and  Restated   Agreement  of  Limited   Partnership  of  Broadway
     Apartments, Limited Partnership filed as exhibit 10.1 to Form 8-K dated April 10, 1997 is hereby incorporated herein by reference as exhibit 10.12



REPORTS ON 8-K.

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:    WNC & Associates, Inc.       General Partner

By:    /s/    John B. Lester, Jr.
      -----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: April 15, 1998

By:    /s/    Theodore M. Paul
     -----------------------------------------------------
Theodore M. Paul  Vice-President, Finance of WNC & Associates, Inc.

Date: April 15, 1998




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/    Wilfred N. Cooper, Sr.
     -----------------------------------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.

Date: April 15, 1998

By:    /s/    John B. Lester, Jr.
     -----------------------------------------------------
John B. Lester, Jr.        Secretary of the Board of WNC & Associates, Inc.

Date: April 15, 1998


By:    /s/   David N. Shafer
     -----------------------------------------------------
David N. Shafer            Director of WNC & Associates, Inc.

Date: April 15, 1998