Form 10-K/A
period 1997-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1998-05-15
CIK 943904

AMENDMENT NO. 1 TO FORM 10-K

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

On July 18, 1994, the Partnership commenced a public offering of 20,000 units of limited partnership interests ("Units"). As of the close of the public offering, January 21, 1996 a total of 18,000 Limited Partnership Interests representing $17,558,985, net of discounts of $441,015, had been sold. Holders of Units are referred to herein as "Limited Partners."

Description of Business
-----------------------

The Partnership's principal business is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the federal Low Income Housing Credit. In general, under Section 42, an owner of a low-income housing project is entitled to receive the Low Income Housing Credit in each year of a ten-year period. The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

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

As of December 31, 1997, 17 of the 18 Apartment Complexes acquired by the Partnership were completed and in operation and one was under construction. The Apartment Complexes owned by the Local Limited Partnerships in which the Partnership has invested were or are being developed by the Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local
General Partners. As a limited partner, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

Following is recap of the status of the 18 Apartment Complexes owned by the 18 Limited Partnerships invested in by the Partnership:

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1996

                                                     No. of           Units             Units            Percentage
Name & Location                                       Units       Completed          Occupied             Occupancy
---------------                                       -----       ---------          --------             ---------
Alliance Apartments I                                   19              19               10                    54%
 Alliance, Nebraska
Blessed Rock of El Monte                               137             137              136                    99%
 El Monte, California
Broadway Apartments                                     78               0                0                     0%
 Hobbs, New Mexico
Cascade Pines, L.P., II                                375             375              360                    96%
 Atlanta, Georgia
Curtis Associates I                                     12              12               11                    92%
 Curtis, Nebraska
Escatawpa Village Associates                            31              31               29                    94%
 Escatawpa, Mississippi
Evergreen Apartments I                                  76              76               22                    29%
 Tulsa, Oklahoma
Hastings Apartments I                                   18              18               16                    89%
 Hastings, Nebraska
Heritage Apartments I                                   30              30               30                   100%
 Berkeley, Montana


                                                     No. of           Units             Units            Percentage
Name & Location                                       Units       Completed          Occupied             Occupancy
---------------                                       -----       ---------          --------             ---------
Hillcrest Associates                                    28              28               26                    93%
 Ontario, Oregon
Patten Towers, L.P. II                                 221             221              221                   100%
 Chattanooga, Tennessee
Prairieland Prop of Syracuse II                          8               8                8                   100%
 Syracuse, Kansas
Raymond S. King Apts.                                   22              22               22                   100%
 Greensboro, North Carolina
Rosedale Limited Partnership                            31              31               29                    94%
 Silver City, New Mexico
Shepherd South Apts. I                                  24              24               22                    92%
 Shepherd, Texas
Solomon Associates I, L.P.                              16              16               13                    81%
 Solomon, Kansas
Talladega Co. Housing Ltd.                              30              30               30                   100%
 Talladega, Alabama
The Willows Apartments                                  36              36               32                    89%
 Morganton, North Carolina                          ______          ______           ______          _____________
                                                    ------          ------           ------          -------------

                                                     1,192           1,114            1,017                    91%
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

         The following tables contain information concerning the Apartment Complexes owned by the Local Limited Partnerships identified herein


                                                                                       LOCAL LIMITED
                                ESTIMATED                                PERMANENT     PARTNERSHIP'S
                                CONSTRUC-                                MORTGAGE      ANTICIPATED
LOCAL          PROJECT          TION         NUMBER OF      BASIC        LOAN          AGGREGATE
LIMITED        NAME/NUMBER      COMPLETION   APARTMENT      MONTHLY      PRINCIPAL     TAX CREDITS
PARTNERSHIP    OF BUILDINGS     DATE         UNITS          RENTS        AMOUNT        (1)
-----------    ------------     ----         -----          -----        ------        ---


EVERGREEN      Evergreen        November      25 1BR          $280       $650,000      $990,850
               Apartments       1995          units           $320       CFB (3)
               (2)                            43 2BR          $450
                                              units                      $324,425
               3 buildings                    8 3BR                      MWPHGL
                                              units                      (4)


HILLCREST      Hillcrest        Completed      26 1BR         $350       $1,311,000    $683,400
               Apartments                     units           $370       RECDS (6)
               (5)                            2 2BR
                                              units
               8 buildings


SHEPHERD       Shepherd         November      8 1BR           $232       $583,900      $277,640
  I            South            1995          units           $300       RECDS (6)
               Apartments                     16 2BR
               I                              units
               (2)

               6 buildings

TALLADEGA      Indian           August        8 1BR           $198       $576,000      $1,265,000
               Hills            1996          units           $237       AHFA(7)
               Estates                        12 2BR          $374
                                              units                      $246,513
                                              6 3BR                      Colonial
               5                              units                      Bank (8)
               buildings


WILLOWS        The Willows      December      34 1BR          $269-312   $254,500      $1,426,280
               Apartments       1996          units           $375       CICNC (9)
               (5)                            2 2BR
                                              units                      $900,000
               1 building                                                NCHFA (10)

                                                                         $40,000
                                                                         City of
                                                                         Morganton(11)

ALLIANCE       Alliance         Completed     6 2BR           $336       $500,000      $1,089,660
               Apartment        July 1995     units           $468       CFB (12)
                                              13 3BR
               9 buildings                    units                      $147,779
                                                                         City of
                                                                         Alliance
                                                                         (13)


HASTINGS       Hastings         February      6 2BR           $359       $450,000      $993,600
               Apartments       1996          units           $419       FNBO (14)
                                              12 3BR
               9 buildings                    units



KING           Raymond S.       November      22 2BR          $250       $719,000      $974,798
               King             1996          units                      City of
               Apartments                                                Greensboro
               (5)                                                       (15)

               2 buildings


                                                                                       LOCAL LIMITED
                                ESTIMATED                                PERMANENT     PARTNERSHIP'S
                                CONSTRUC-                                MORTGAGE      ANTICIPATED
LOCAL          PROJECT          TION         NUMBER OF     BASIC         LOAN          AGGREGATE
LIMITED        NAME/NUMBER      COMPLETION   APARTMENT     MONTHLY       PRINCIPAL     TAX CREDITS
PARTNERSHIP    OF BUILDINGS     DATE         UNITS         RENTS         AMOUNT        (1)
-----------    ------------     ----         -----         -----         ------        ---
PATTEN         Patten           June 1996     32 studio      $508 (8)    $7,000,000    $3,911,130
               Towers                         units                      Hamilton
               Apartments                     188 1BR        $563 (8)    County IDB
               (5) (2)                        units                      (16)
                                              1 2BR unit     $644 (8)    $875,000
               1 building                                                Hamilton
                                                                         County IDB
                                                                         (17)

BROADWAY       Broadway         December      30 1BR         $272-335    $1,215,000    $3,613,990
               Apartments       1996          units          $324-399    BA (2)
                                    16        2BR            $372-458
               9 buildings                    units                      $150,538
                                              32 3BR                     HOME (3)
                                              units

HERITAGE       Heritage         June          30 1BR         $250-300    $577,350      $1,370,670
               Apartments       1997          units                      MHDC (5)

               1 building                                                $135,957
               (5)                                                       St. Louis
                                                                         County (6)

PRAIRIE-       North Ridge      September     2 1BR units    $270        $295,171      $152,460
LAND           Apartments       1996          4 2BR units    $315        RECDS (6)
                                              2 3BR units    $340
               4 buildings


SOLOMON        North Pine       January       4 1BR units    $269        $561,366      $253,678
               Village          1997          12 BR units    $352        RECDS (6
               Apartments

               4 buildings


BLESSED        Blessed          August        136     1BR    $402        $2,600,000    $9,147,920
ROCK           Rock of El       1997          units          $0 (mgr     FENB (22)
               Monte                          1 2BR unit     unit)
               Apartments                                                $275,000
                                                                         EMCRA (23)
               14
               buildings                                                 $650,000
               (5)                                                       DCF (24)

CASCADE        Cascade          October       94 1BR         $329-$365   $2,465,000    $2,681,950
               Pines            1996          units          $399-$470   URFA (25)
               Apartments                     187 2BR        $499-$530
                                              units                      $4,990,000
               38                             94 3BR                     URFA (25)0
               buildings                      units
               (5)                                                       $1,100,000
                                                                         URFA (25)

-------  ------------  -----------  ------------  -----------  ------------  -----------



                                                                                      LOCAL LIMITED
                                ESTIMATED                                PERMANENT     PARTNERSHIP'S
                                CONSTRUC-                                MORTGAGE      ANTICIPATED
LOCAL          PROJECT          TION         NUMBER OF     BASIC         LOAN          AGGREGATE
LIMITED        NAME/NUMBER      COMPLETION   APARTMENT     MONTHLY       PRINCIPAL     TAX CREDITS
PARTNERSHIP    OF BUILDINGS     DATE         UNITS         RENTS         AMOUNT        (1)
CURTIS         Bergwood      July 1996        4 1BR units    $265        $430,000     $181,120
               Apartments                     8 2BR units    $320        RECDS (6)

               3 buildings
               (2)
ESCATAWPA      Escatawpa     September        8 1BR units    $317        $900,500     $493,720
               Village       1996             23 2BR units   $369        RECDS (6)
               Apartments

               12
               buildings
               (2)
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

WILLOWS       Gordon          GEM             WNC: 1/3          99/1               $841,433
              Douglas         Management,     LGP: 2/3          50/50
              Brown, Jr.      Inc. (17)
              (14)

              John C.
              Loving (15)

              Western N.C.
              Housing
              Partnership,
              Inc. (16)


ALLIANCE      Retro           Retro           WNC: 1st $2,500   99/1               $604,108
              Development,    Management      LGP: 2nd $2,500   50/50
              Inc. (18)       Group, Inc.     Balance:
                              (8)             WNC: 25%
                                              LGP: 75%




                                                                SHARING RATIOS:
                                                                ALLOCATIONS (3)    SERIES 3's
LOCAL         LOCAL                           SHARING RATIOS:   AND SALE OR        CAPITAL
LIMITED       GENERAL         PROPERTY        CASH FLOW         REFINANCING        CONTRIBUTION
PARTNERSHIP   PARTNERS        MANAGER (1)     (2)               PROCEEDS (4)       (5)
-----------   --------        -----------     ---               ------------       ---



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

------- -------------- -------------- --------------------------- -------- -----------
------- -------------- -------------- --------------------------- -------- -----------
ROSEDALE     Deke Noftsker     M-DC Group,    WNC:  greater  of  33%  or   99/1    $308,762
             (33)              Inc. dba       $1,400                       50/50
                               Alpha          LGP: 67%
                               Management
                               Co, Inc. (34)

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

Through its investment in Local Limited Partnerships the Partnership holds an interest in eighteen Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


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

Item 6.  Selected Financial Data


                                                                                               October 24, 1995
                                                                                               (Date operations
                                                            Years Ended December 31,          commenced) through
                                                          1997              1996               December 31,1995
                                                          ----              ----               ----------------

     Revenue                                     $     121,703         $    209,940             $       3,487

     Partnership operating expenses
                                                     (101,489)              (92,566)                  (12,833)

     Equity in loss of
     Local Partnerships                              (789,697)             (185,071)                     (343)
                                                     ---------             ---------                     -----

     Net loss                                    $   (769,483)          $   (67,697)              $    (9,689)
                                                  ============             =========                    =====

     Net loss per Limited
     Partnership Interest                          $   (42.32)             $  (4.94)                  $(14.58)
                                                   ===========                ======                   ======

     Total assets                                $  15,874,760         $  18,173,156                $4,726,172
                                                  ============          ============                 =========

     Net investment in
     Local Partnerships                          $  13,836,734         $  12,782,751                $1,046,532
                                                  ============          ============                 =========

     Capital contributions payable
     to
     Local Partnerships                           $  1,290,351          $  2,822,885                  $309,852
                                                   ===========           ===========                   =======

     Accrued fees and expenses due
     to affiliates                                    $  4,640             $  43,807                  $570,137
                                                       =======              ========                   =======


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation


Liquidity and Capital Resources
-------------------------------

Since inception the Partnership has received $17,558,985 in cash from the sale of Units. Substantially all of the $17,558,985 has been committed to the purchase price and acquisition fees and cost of investments in Local Limited Partnerships, reserves and expenses of the offering. Although not presently the case, the Partnership previously had identified its investments in advance of receipt of sufficient cash capital to fund the investments. As of December 31, 1997, the Partnership had made capital contribution to Limited Partnerships in the amount of approximately $12,546,000 and had further obligations of approximately $1,290,000.

As of December 31, 1997, the Partnership was indebted to Associates in the amount of approximately $4,600. The component of such indebtedness were as follows: advances to pay front-end fees of approximately $3,300 and assets management fees of approximately, $1,300.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $548,600. for the period ended December 31, 1997. This decrease in cash consisted of cash used in investing activities offset by cash provided by financing and operating activities for the Partnership of approximately $(2,888,600), $2,237,800 and $102,200, respectively. Cash used in investing activities consisted of capital contributions made to Local Limited Partnerships of approximately $3,432,700, acquisitions fees paid to Associates of approximately $29,000, offset by the collection of loans receivable totaling approximately $522,200, the return of acquisition fees of approximately $42,600 and distributions received of approximately $8,300. Cash flows provided by financing activities consisted of capital contributions from partners offset by offering expenses of approximately $2,250,000 and $(12,200), respectively. Cash provided by operating activities consisted of interest income. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $1,906,200. for the period ended December 31, 1996. This increase in cash consisted of cash provided by financing, offset by cash used in investing and operating activities of the Partnership of approximately $9,817,000, $(7,704,800) and $(206,000), respectively. Cash flows from financing activities consisted of capital contributions from partners, offset by offering expenses of approximately $11,334,000 and $(1,517,000), respectively. Cash used in investing activities consisted of capital contributions to Local Limited Partnerships of approximately $8,693,200, acquisitions fees paid to Associates of approximately $1,024,000, offset by escrow cash applied of approximately $1,873,300 and loans collected of approximately $139,100. Cash provided by operating activities consisted of primarily of interest income. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash sufficient to provide distributions to The Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the same of the Apartment Complexes.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Limited Partnership Interests is sufficient to fund the Partnership's operations.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Limited Partnership Interests will be sufficient to fund the Partnership's investment commitments and proposed operations.

Subsequent to the close of its public offering the Partnership established working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership' liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnership for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreement, the Partnership does not have the ability to assess their respective partners for additional capital contributions to provide capital if needed by the Partnership or their Local Limited Partnership. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the respective Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available because the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in Low Income Housing Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

The Partnership' capital needs and resources are expected to undergo major changes during the first several years of operations as a result of the completion of their respective offerings of Units and acquisition of investments. Thereafter, the Partnership' capital needs and resources are expected to be relatively stable over the holding periods of the investments.


Results of Operations
---------------------

As discussed in Item 1 above, as of December 31, 1997, the Partnership had acquired eighteen Local Limited Partnership Interests. Each of the Apartment Complexes owned by such Local Limited Partnerships has received a reservation or an allocation for Low Income Low Income Housing Credits. Seventeen of the eighteen Apartment Complexes are completed and in operation.

Consistent with The Partnership's investment objectives, each Local Limited Partnership is generating or is expected to generate Low Income Housing Credits for a period of approximately ten years, commencing with completion of construction or rehabilitation of its Apartment Complex and is generating or is expected to generate losses until sale of the Apartment Complex.

As reflected on its Statements of Operations, the Partnership had losses of approximately $769,500 and $67,700 for the years ended December 31, 1997 and 1996, respectively. The component items of revenue and expense are discussed below.

Revenue. Revenues consisted entirely of interest earned on Limited Partner Promissory Notes and cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that The Partnership will maintain cash reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of investor capital.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The asset management fee is equal to the greater of $2,000 for each Apartment Complex or 0.275 % of investor capital, and will be increased based on changes in the Consumer Price Index. The asset management fee of $49,500 was incurred in each of the years ended December 31, 1997 and 1996. The Partnership paid the General Partner or its affiliates $110,000 of those fees in 1997. No asset management fees were paid in 1996.

Amortization expense consists of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Office expense consists of The Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Equity in Income from Local Limited Partnerships. The Partnership's equity in income from Local Limited Partnerships is equal to approximately 99% of the aggregate net income of the Local Limited Partnerships incurred after admission of The Partnership as a limited partner thereof.

After rent-up, the Local Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Local Limited Partnerships are expected to exceed net rental income.

Item 8.
                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                 For The Years Ended December 31, 1997 and 1996
              And For The Period October 24, 1995 (Date Operations
                         Commenced) To December 31, 1995

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996 and for the period October 24, 1995 (date operations commenced) to December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund V, L.P., Series 3 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 87% and 70% of the total assets of WNC Housing Tax Credit Fund V, L.P., Series 3 at December 31, 1997 and 1996, respectively. A substantial portion of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period October 24, 1995 (date operations commenced) to December 31, 1995 in conformity with generally accepted accounting principles.




                                                              /s/Corbin & Wertz

                                                               CORBIN & WERTZ

Irvine, California
April 21, 1998

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996



                                                                               1997                     1996
                                                                          ----------------        -----------------

ASSETS

Cash and cash equivalents                                               $      2,018,591        $       2,567,217
Subscriptions receivable (Note 7)                                                      -                2,195,000
Loans receivable (Note 2)                                                              -                  522,190
Investments in limited partnerships (Note 3)                                  13,836,734               12,782,751
Interest receivable                                                               19,435                  105,998
                                                                         ---------------         ----------------

                                                                        $     15,874,760        $      18,173,156
                                                                         ===============         ================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                            $      1,290,351        $       2,822,885
   Accrued fees and advances due to General Partner
    and affiliates (Note 4)                                                        4,640                   43,807
                                                                         ---------------         ----------------

         Total liabilities                                                     1,294,991                2,866,692
                                                                         ---------------         ----------------

Commitments and contingencies (Note 5)

Partners' equity (deficit):
   General partner                                                               (29,693)                 (21,876)
   Limited partners (25,000 units authorized; 18,000 units
    outstanding at December 31, 1997 and 1996)                                14,609,462               15,328,340
                                                                         ---------------         ----------------

         Total partners equity                                                14,579,769               15,306,464
                                                                         ---------------         ----------------

                                                                        $     15,874,760        $      18,173,156
                                                                         ===============         ================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                 For The Years Ended December 31, 1997 and 1996
            And For The Period From October 25, 1995 (Date Operations
                         Commenced) To December 31, 1995


                                                                 1997               1996                1995
                                                            ---------------    ----------------    ----------------

Interest income                                            $      121,703      $      209,940     $        3,487
                                                            -------------       -------------      -------------

Operating expenses:
   Amortization                                                    34,605              23,436                454
   Asset management fees (Note 4)                                  49,500              49,500             12,367
   Other                                                           17,384              19,630                 12
                                                            -------------       -------------      -------------

         Total operating expenses                                 101,489              92,566             12,833
                                                            -------------       -------------      -------------

Income (loss) from operations                                      20,214             117,374             (9,346)

Equity in losses from limited partnerships (Note 3)              (789,697)           (185,071)              (343)
                                                            -------------       -------------      -------------

Net loss                                                   $     (769,483)     $      (67,697)    $       (9,689)
                                                            =============       =============      =============

Net loss allocated to:
   General partner                                         $       (7,695)     $         (677)    $          (97)
                                                            =============       =============      =============
   Limited partners                                        $     (761,788)     $      (67,020)    $       (9,592)
                                                            =============       =============      =============

Net loss per weighted limited partner units                $       (42.32)     $       (4.94)     $       (14.58)
                                                            =============       ============       =============

Outstanding weighted limited partner units                         18,000              13,564                658
                                                            =============       =============      =============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                 For The Years Ended December 31, 1997 and 1996
            And For The Period From October 25, 1995 (Date Operations
                         Commenced) To December 31, 1995


                                                               General             Limited
                                                               Partner            Partners              Total
                                                            ---------------    ----------------    ----------------

Capital contributions, net of discount of $3,000           $          100      $    4,494,000     $    4,494,100

Offering expenses                                                  (6,032)           (597,196)          (603,228)

Capital issued for notes receivable (Note 7)                            -             (35,000)           (35,000)

Net loss                                                              (97)             (9,592)            (9,689)
                                                            -------------       -------------      -------------

Equity (deficit) December 31, 1995                                 (6,029)          3,852,212          3,846,183

Capital contributions, net of discount of $438,015                      -          13,064,985         13,064,985

Cash collected on notes receivable (Note 7)                             -              35,000             35,000

Capital issued for notes receivable (Note 7)                            -             (55,000)           (55,000)

Offering expenses                                                 (15,170)         (1,501,837)        (1,517,007)

Net loss                                                             (677)            (67,020)           (67,697)
                                                            -------------       -------------      -------------

Equity (deficit) December 31, 1996                                (21,876)         15,328,340         15,306,464

Offering expenses                                                    (122)            (12,090)           (12,212)

Cash collected on notes receivable (Note 7)                             -              55,000             55,000

Net loss                                                           (7,695)           (761,788)          (769,483)
                                                            -------------       -------------      -------------

Equity (deficit) December 31, 1997                         $      (29,693)     $   14,609,462     $   14,579,769
                                                            =============       =============      =============

                 See accompanying notes to financial statements
                                      FS-4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                 For The Years Ended December 31, 1997 and 1996
            And For The Period From October 25, 1995 (Date Operations
                         Commenced) To December 31, 1995


Continued

                                                                 1997               1996                1995
                                                            ---------------    ----------------    ----------------

Cash flows from operating activities:
   Net loss                                                $     (769,483)     $      (67,697)    $       (9,689)
   Adjustments to reconcile net loss to net
    cash (used in ) provided by operating
    activities:
       Amortization                                                34,605              23,436                454
       Equity in loss of limited partnerships                     789,697             185,071                343
       Management fees incurred                                         -              49,500             12,367
       Change in interest receivable                               86,563            (105,925)               (73)
       Change in accrued fees and expenses due
        to general partner and affiliates                         (39,167)           (290,384)                 -
                                                            -------------       -------------      -------------

   Net cash (used in) provided by operating
    activities                                                    102,215            (205,999)             3,402
                                                            -------------       -------------      -------------

Cash flows from investing activities:
   Investments in limited partnerships                         (3,432,735)         (8,693,189)          (397,395)
   Cash in escrow                                                       -           1,873,262         (1,873,262)
   Loans receivable                                               522,190             139,116           (661,306)
   Acquisition fees and costs                                     (28,975)         (1,023,950)           (12,085)
   Returns of acquisition fees (Note 4)                            42,551                   -                  -
   Distributions received                                           8,340                   -                  -
                                                            -------------       -------------      -------------

   Net cash used in investing activities                       (2,888,629)         (7,704,761)        (2,944,048)
                                                            -------------       -------------      -------------

Cash flows from financing activities:
   Capital contributions from partners                          2,250,000          11,333,985          3,975,100
   Offering expenses                                              (12,212)         (1,517,007)          (373,455)
                                                            -------------       -------------      -------------

   Net cash provided by financing activities                    2,237,788           9,816,978          3,601,645
                                                            -------------       -------------      -------------

Net change in cash and cash equivalents                          (548,626)          1,906,218            660,999

Cash and cash equivalents, beginning of period                  2,567,217             660,999                  -
                                                            -------------       -------------      -------------

Cash and cash equivalents, end of period                   $    2,018,591      $    2,567,217     $      660,999
                                                            =============       =============      =============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                 For The Years Ended December 31, 1997 and 1996
            And For The Period From October 25, 1995 (Date Operations
                         Commenced) To December 31, 1995



                                                                 1997               1996                1995
                                                            ---------------    ----------------    ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION Cash paid during the year for:

      Interest                                             $            -      $            -     $            -
                                                            =============       =============      =============
       Income taxes                                        $          800      $          800     $            -
                                                            =============       =============      =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

   During 1997 and 1996, the Partnership incurred, but did not pay, $526,643 and $2,513,033, respectively, of payables to limited partnerships (in connection with its investments in limited partnerships) (see Note 5).

   During 1996, the Partnership incurred, but did not pay, $42,551 of payables to an affiliate for offering and acquisitions expenses (see Note 4).

   As of December 31, 1996, $2,195,000 of capital contributions were recorded as subscriptions receivable.

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                 For The Years Ended December 31, 1997 and 1996
            And For The Period From October 25, 1995 (Date Operations
                         Commenced) To December 31, 1995



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

Pursuant to the Partnership Agreement, the Partnership is authorized to sell 25,000 Units at $1,000 per Unit (the "Units") of which 18,000 Units in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been sold through January 1996. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interests in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Years Ended December 31, 1997 and 1996
            And For The Period From October 25, 1995 (Date Operations
                         Commenced) To December 31, 1995


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

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. At December 31, 1997, the Partnership had cash equivalents of $978,453 representing U.S. Treasury Bills.

Concentration of Credit Risk
----------------------------

At December 31, 1997, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. As of December 31, 1997 and 1996, the Partnership had recorded offering expenses of $1,073,742 and $1,061,530 and selling expenses of $1,058,705 and $1,058,705, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Years Ended December 31, 1997 and 1996
            And For The Period From October 25, 1995 (Date Operations
                         Commenced) To December 31, 1995


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

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. Loans receivable with a balance of $522,190 as of December 31, 1996 were collectible from two additional limited partnerships which were acquired in 1997 (see Note 3).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 1997, the Partnership had acquired limited partnership interests in eighteen limited partnerships, each of which owns one apartment complex. As of December 31, 1997, construction had not been completed on one complex. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partnership business decisions require the approval of the Partnership. The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon its acquisition of its limited partnership interests.

The Partnership investments in the limited partnerships as shown in the accompanying balance sheet as of December 31, 1997 and 1996 are approximately $2,206,000 and $3,454,000 greater than the Partnership's equity as shown in the limited partnerships' financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and are being amortized over 30 years (see Note 4) and capital contributions accrued but not paid.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Years Ended December 31, 1997 and 1996
            And For The Period From October 25, 1995 (Date Operations
                         Commenced) To December 31, 1995


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in limited partnerships for the period ended December 31:

                                                                               1997                     1996
                                                                          ----------------        -----------------

Investments, beginning of year                                          $     12,782,751        $       1,046,532
Capital contributed to limited partnerships, net                               1,373,557                8,693,189
Capital contributions payable to limited partnerships                            526,644                2,513,033
Capitalized acquisition fees and costs                                            28,975                  738,504
Return of acquisition fees (Note 4)                                              (42,551)                       -
Amortization of acquisition fees and costs                                       (34,605)                 (23,436)
Distributions                                                                     (8,340)                       -
Equity in losses of limited partnerships                                        (789,697)                (185,071)
                                                                         ---------------         ----------------

Investments, end of year                                                $     13,836,734        $      12,782,751
                                                                         ===============         ================

The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                               1997                     1996
                                                                          ----------------        -----------------

ASSETS
Land                                                                    $      2,939,000        $       2,907,000
Construction in progress                                                          95,000                3,488,000
Buildings, net of accumulated depreciation of $2,187,000
  and $941,000                                                                44,490,000               28,565,000
Due from affiliates                                                              235,000                  433,000
Other assets                                                                   4,373,000                5,570,000
                                                                         ---------------         ----------------

                                                                        $     52,132,000        $      40,963,000
                                                                         ===============         ================


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Years Ended December 31, 1997 and 1996
            And For The Period From October 25, 1995 (Date Operations
                         Commenced) To December 31, 1995


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------


                  COMBINED CONDENSED BALANCE SHEETS - CONTINUED

                                                                               1997                     1996
                                                                          ----------------        -----------------

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Construction and mortgage loans payable                              $     32,582,000        $      26,043,000
   Other liabilities (including due to related parties
     of $3,667,000 and $2,919,000)                                             5,143,000                3,599,000
                                                                         ---------------         ----------------
         Total liabilities                                                    37,725,000               29,642,000
                                                                         ---------------         ----------------

Partners' equity:
   WNC Housing Tax Credit Fund V, L.P., Series 3                              11,631,000                9,329,000
   Other partners                                                              2,776,000                1,992,000
                                                                         ---------------         ----------------
         Total partners' equity                                               14,407,000               11,321,000
                                                                         ---------------         ----------------

                                                                        $     52,132,000        $      40,963,000
                                                                         ===============         ================


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                       1997                    1996                     1995
                                                  ---------------         ---------------         -----------------


Total revenue                                   $      5,339,000        $      3,981,000        $          43,000
                                                 ---------------         ---------------         ----------------

Expenses:
   Operating expenses                                  3,331,000               2,053,000                   37,000
   Interest expense                                    1,625,000               1,282,000                    4,000
   Depreciation                                        1,246,000                 864,000                    2,000
                                                 ---------------         ---------------         ----------------

         Total expenses                                6,202,000               4,199,000                   43,000
                                                 ---------------         ---------------         ----------------

Net loss                                        $       (863,000)       $       (218,000)       $               -
                                                 ===============         ===============         ================

Net loss allocable to Partnership               $       (790,000)       $       (185,000)       $               -
                                                 ===============         ===============         ================


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Years Ended December 31, 1997 and 1996
            And For The Period From October 25, 1995 (Date Operations
                         Commenced) To December 31, 1995


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. As of December 31, 1996, the Partnership incurred acquisition fees of $1,008,550 which have been included in investments in limited partnerships. During 1997, acquisition fees of $42,551 were returned to the Partnership by an affiliate, as allowed by the terms of the Partnership Agreement, resulting in acquisition fees of $965,999 as of December 31, 1997. Accumulated amortization was $54,714 and $22,514 for 1997 and 1996. Amortization was insignificant for 1995.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements will not exceed 1% of the gross proceeds. As of December 31, 1997 and 1996, the Partnership incurred acquisition costs of $99,011 and $70,036, respectively, which have been included in investments in limited partnerships. Accumulated amortization was insignificant for 1997, 1996 and 1995.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. The Partnership incurred asset management fees of $49,500 for the years ended December 31, 1997 and 1996, respectively, and $12,367 for the period ended December 31, 1995. Asset management fees of $110,000 were paid during 1997. No asset management fees were paid during 1996 and 1995.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Years Ended December 31, 1997 and 1996
            And For The Period From October 25, 1995 (Date Operations
                         Commenced) To December 31, 1995


NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

Accrued fees and advances due to (from) General Partner and affiliates consist of the following at December 31:

                                                                               1997                     1996
                                                                          ----------------        -----------------

         Acquisition fees                                               $              -        $          42,551
         Advance for acquisition of property                                           -                  (68,510)
         Advances made for acquisition costs, organizational,
          offering and selling expenses                                            3,273                    7,899
         Asset management fees                                                     1,367                   61,867
                                                                         ---------------         ----------------

                                                                        $          4,640        $          43,807
                                                                         ===============         ================

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

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of December 31, 1996, the Partnership had received subscriptions for 2,250 Units consisting of receivables of $2,195,000 and promissory notes of $55,000, all of which were collected in 1997. As of December 31, 1995, the Partnership had received subscriptions for 519 Units consisting of receivables of $484,000 and promissory notes of $35,000, all of which were collected in 1996. Limited partners who subscribed for ten or more Units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 10.25% per annum, due no later than 13 months after the subscription date. Since subscription receivables were collected subsequent to year-end, the Company has reflected such amounts as a capital contributions and an asset in the accompanying financial statements as of December 31, 1996 and 1995. Since the promissory notes had not been collected prior to issuance of the 1996 and 1995 financial statements, respectively, the unpaid balance has been reflected as a reduction of partners' equity in the accompanying financial statements.

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

Directors and Executive Officers of WNC & Associates, Inc.
----------------------------------------------------------

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a)  Selection  fees in an  amount of up to 7.5% of the  gross  proceeds  of the
Partnership's   Offering   ("Gross   Proceeds").   Through  December  31,  1997,
approximately, $966,000 of selection fees had been incurred by the Partnership.

(b) A  nonaccountable  expense  reimbursement  in an amount  not to exceed 1% of
Gross   Proceeds.   Through   December  31,  1997,   approximately   $99,000  of
nonaccountable expense reimbursement has been incurred the Partnership.

(c) An  annual  asset  management  fee in an  amount  equal  to the  greater  of
(i)$2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds. Asset management fees of $49,500, $49,500 and $12,367 were incurred during the years ended December 31, 1997, 1996 and December 31, 1995, respectively. Asset management fees of $110,000 were paid during 1997. No asset management fees were paid during 1996 and 1995.

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

(e) The General Partner was allocated Low Income Housing Credits of $15,146 and $8,067 for the years ended December 31, 1997 and 1996.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

Report of independent public accountants.

Balance sheet as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997 and 1996 and for the period from October 24, 1995 (date operations commenced) to December 31, 1995.

Statements of Partners' Equity (deficit) for the years ended December 31, 1997 and 1996 and for the period from October 24, 1995 (date operations commenced) to December 31, 1995.

Statements of Cash Flows for the years ended December 31, 1997 and 1996 and for the period from October 24, 1995 (date operations commenced) to December 31, 1995.

Notes to Financial Statements.

N/A

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

10.6 Agreement of Limited Partnership of Raymond S. King Apartments I Limited Partnership filed as exhibit 10.9 to Post-Effective Amendment No. 2 to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.6

10.7 Amended and Restated Agreement of Limited Partnership of Talladega County Housing, Ltd. filed as exhibit 10.10 to Post-Effective Amendment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.7

10.8 Amended and Restated Agreement of Limited Partnership of The Willows Limited Partnership filed as exhibit 10.11 to Post-Effective Amendment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.8

10.9 Amended and Restated Agreement of Limited Partnership of Cascade Pines L.P. II filed as exhibit 10.1 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.9

10.10 Amended and Restated Agreement of Limited Partnership of Rosedale Limited Partnership filed as exhibit 10.2 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.10

10.11 Amended and Restated Agreement of Limited Partnership of Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K dated September 17, 1996 is hereby incorporated herein by reference as exhibit 10.11

10.12 Amended and Restated Agreement of Limited Partnership of Broadway Apartments, Limited Partnership filed as exhibit 10.1 to Form 8-K dated April 10, 1997 is hereby incorporated herein by reference as exhibit 10.12



         REPORTS ON 8-K.

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

Date: May 12, 1998

By:    /s/    Theodore M. Paul
     -----------------------------------------------------
Theodore M. Paul  Vice-President, Finance of WNC & Associates, Inc.

Date: May 12, 1998




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/    Wilfred N. Cooper, Sr.
     -----------------------------------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.

Date: May 12, 1998

By:    /s/    John B. Lester, Jr.
     -----------------------------------------------------
John B. Lester, Jr.        Secretary of the Board of WNC & Associates, Inc.

Date: May 12, 1998


By:    /s/   David N. Shafer
     -----------------------------------------------------
David N. Shafer            Director of WNC & Associates, Inc.

Date: May 12, 1998