Form 10-Q
period 1998-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1998-06-03
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                      FOR THE QUARTER ENDED MARCH 31, 1998




PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheet, March 31, 1998 and December 31, 1997                  3

         Statement of Operations For the Three Months Ended
           March 31, 1998 and 1997                                            4

         Statement of Partners' Equity For the Three Months
           Ended March 31, 1998 and 1997                                      5

         Statement of Cash Flows For the Three Months Ended
           March 31, 1998 and 1997                                            6

         Notes to Financial Statements                                        8


Item 2.  Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                   12

Item 3. Quantitative and Qualitative Disclosures Above Market Risks          15

PART II. OTHER INFORMATION
         Item 6. Exhibits and Reports on Form 8-K                            15

         Signatures                                                          16

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                      March 31, 1998 and December 31, 1997
                       (A California Limited Partnership)

                                 BALANCE SHEETS
               For the Three Months Ended March 31, 1998 and 1997

                                                1998                   1997
                                                ----                   ----

                                     ASSETS

Cash and cash equivalents                   $   1,530,527         $   2,018,591
Investment in limited
 partnerships - Note 2                         13,574,257            13,836,734
Other assets                                        4,492                19,435
                                              -----------             ---------
                                            $  15,109,276         $  15,874,760
                                              ===========            ==========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships - Note 4    $     692,287         $   1,290,351
Accrued fees and expenses due to
 general partner and affiliates - Note 3           18,329                 4,640
                                                ---------             ---------
                                                  710,616             1,294,991
                                                ---------             ---------

Partners' equity (deficit):
 General partner                                  (31,504)              (29,693)
 Limited partners (25,000 units
  authorized, 18,000 units issued
  and outstanding)                             14,430,164            14,609,462
                                              -----------            ----------

Total partners' equity                         14,398,660            14,579,769
                                              -----------            ----------
                                            $  15,109,276         $  15,874,760
                                              ===========            ==========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997

                                         1998                          1997
                                         ----                          ----

Interest income                     $   17,039                   $    47,745
                                        ------                        ------


Operating expenses:
Amortization                             8,872                         8,989
Asset management
  fees - Note 3                         12,375                        12,376
Legal and accounting                     3,423                            47
Other                                    2,578                           506
                                        ------                        ------
Total operating expenses                27,248                        21,918
                                       -------                        ------
Income (Loss) from operations          (10,209)                       25,827
Equity in loss from
 limited partnerships                 (170,900)                     (175,500)
                                      --------                      --------

Net loss                            $ (181,109)                  $  (149,673)
                                      ========                      ========
Net loss allocated to:
  General partner                   $   (1,811)                  $    (1,497)
                                      ========                       =======
  Limited partners                  $ (179,298)                  $  (148,176)
                                      ========                       =======

Net loss per weighted limited
 partner unit (18,000 units
 issued and outstanding)            $    (9.96)                  $     (8.23)
                                      ========                        ======


                                    UNAUDITED

                 See Accompanying Notes to Financial Statements
                                        4

                      WNC HOUSING TAX CREDIT FUND V, L.P.,
                      SERIES 3 March 31, 1998 and December
                                    31, 1997
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
               For the Three Months Ended March 31, 1998 and 1997


For the Three  Months Ended March 31, 1998
------------------------------------------

                                                     General                   Limited
                                                     Partner                   Partner                  Total
                                                     -------                   -------                  -----

Equity (deficit), December 31, 1997                $           (29,693)     $        14,609,462      $        14,579,769

Net loss for the three months ended
March 31, 1998                                                  (1,811)                (179,298)                (181,109)
                                                               -------               ----------               ----------


Equity (deficit), March 31, 1998                   $           (31,504)     $        14,430,164      $        14,398,660
                                                               =======               ==========               ==========

For the Three Months Ended March 31, 1997
-----------------------------------------

Equity (deficit), December 31, 1996                $           (21,876)     $        15,328,340      $        15,306,464

Offering expenses
                                                                   (73)                  (7,206)                  (7,279)

Net loss for the three months ended
March 31, 1997                                                  (1,497)                (148,176)                (149,673)
                                                               -------               ----------               ----------


Equity (deficit), March 31, 1997                   $           (23,446)     $        15,172,958      $        15,149,512
                                                               =======               ==========               ==========



                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                      March 31, 1998 and December 31, 1997
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997

                                                        1998             1997
                                                        ----             ----
Cash flows used by operating activities:
  Net loss                                        $  (181,109)       $ (149,673)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Equity in loss of limited partnerships          170,900           175,500
      Amortization                                      8,872             8,989
      Asset management fee                             12,375            12,376
      Change in other assets                           14,943            98,514
      Advances for expenses due to
       general partner and affiliates                   1,314             2,456
                                                       ------           -------
        Net cash provided by operating activities      27,295           148,162
                                                       ------           -------

Cash flows used by investing activities:
  Investment in limited partnerships                 (522,922)         (510,565)
  Distribution from local limited partnership           7,563             1,000
                                                    ---------          --------
       Net cash used by investing activities         (515,359)         (509,565)
                                                    ---------          --------

Cash flows provided by financing activities:
  Payment of subscriptions receivable                       -         2,195,000
  Offering costs and sales commissions                      -            (8,803)
  Receipts/(payment) of advances from affiliates            -            68,510
                                                   ----------        ----------
Net cash provided by financing activities                   -         2,254,707
                                                   ----------        ----------
                                                                           -

Net increase (decrease) in cash and cash
   equivalents                                       (488,064)        1,893,304
Cash and cash equivalents, beginning of period      2,018,591         2,567,217
                                                   ----------        ----------

Cash and cash equivalent, end of period        $    1,530,527      $  4,460,521
                                                   ==========        ==========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS(CONTINUED)

                    For the Three Months Ended March 31, 1998


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the three months ended March 31, 1998 and 1997, the Partnership's payables to limited partnerships; (in connection with its investments in limited partnerships) (see Note 3) had non-cash transactions as follows:

                                                                                     1998             1997
                                                                                     ----             ----
          Increases due to acquisition of limited partnership interests            $               $   268,831
          Application of loans receivable to acquisitions                                             (245,581)
          Decreases due to various price adjuster provisions in the
          respective limited partnership agreements                                    (75,142)       (329,170)
                                                                                       -------        --------

          Net non-cash adjustments to the Partnership's
           payable to limited partnerships                                         $   (75,142)    $  (305,920)
                                                                                       =======        ========















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

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1997.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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



NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of March 31,1998, the Partnership had acquired limited partnership interests in eighteen limited partnerships each of which owns one apartment complex. As of March 31,1998, construction and rehabilitation of all eighteen of the apartment complexes had been completed. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the seventeen of the limited partnerships and is a 49.495% owner and is entitled to 49.495% of the operating profits and losses of BLESSED ROCK.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 2- INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
------------------------------------------------------

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of March 31,1998 and December 31, 1997:

                                                                        1998                   1997
                                                                         ----                   ----

Investment Balance - beginning of period                        $     13,836,734     $         12,782,751
Capital contributions to limited partnerships                                                   1,373,557
Tax credit adjustments                                                   (75,142)
Capital contributions payable to limited partnerships                                             526,644
Capitalized acquisition fees and costs, net                                                       (13,576)
Equity in loss of limited partnership                                   (170,900)                (789,697)
Distributions from limited partnerships                                   (7,563)                 (34,605)
Amortization of capitalized acquisition costs                             (8,872)                  (8,340)
                                                                         -------                  -------

Investment Balance - end of period                              $     13,574,257     $         13,826,734
                                                                      ==========               ==========

Selected financial information for the three months ended March 31,1998 and 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:
                                                   1998                   1997
                                                   ----                   ----

Total revenue                             $     1,412,000       $     1,119,000
                                                ---------             ---------

Interest expense                                  448,000               417,000
Depreciation                                      361,000               210,000
Operating expenses                                795,000               669,000
                                                ---------             ---------
Total expenses                                  1,604,000             1,296,000
                                                ---------             ---------

Net loss                                  $      (192,000)      $      (177,000)
                                                 ========              ========

Net loss allocable to the Partnership     $      (170,900)      $      (175,500)
                                                 ========              ========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. No acquisition fees were incurred for the three months ended March 31,1998.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------
         Reimbursement for organizational, offering and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds. No organizational, offering and selling expenses were incurred during the three months ended March 31,1998.

         An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $12,375 and $12,376 for the three months ended March 31,1998 and 1997, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at March 31,1998 and December 31, 1997:

                                                     1998               1997
                                                     ----               ----
Advances made for operating expense            $     4,587           $    3,273
Asset management fees                               13,742                1,367
                                                    ------                -----
                                               $    18,329           $    4,640
                                                    ======               ======


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at March 31,1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


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

As of March 31, 1998, the Partnership had received subscriptions for 18,000 Units consisting of cash, notes receivable and subscriptions receivable of $17,503,985 and $55,000, and $0, respectively.

Liquidity and Capital Resources
-------------------------------
 Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $488,000 for the three months ended March 31, 1998. This decrease in cash consisted of cash used in the Partnership's investing activities of approximately $515,000, offset by cash provided by its operating activities of approximately $27,000. Cash used by the Partnerships investing activities consisted primarily of capital contributions to Limited Partnerships of approximately $523,000, offset by cash provided of approximately $8,000 by distributions from limited partnerships. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

As of March 31, 1998 and December 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $18,300 and $4,600, respectively. The component items of such indebtedness were as follows: accrued asset management fees of approximately $13,700 and $1,300 respectively and advances for operating expense of the Partnership of approximately$4,600 and $3,300.

As of March 31, 1998, the Partnership has received and accepted subscriptions funds in the amount of $17,504,000. As of March 31, 1998 and as of December 31, 1997, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $13,046,000, and $12,523,000, respectively, and had commitments for additional capital contributions of approximately $692,000 and $1,290,000, respectively.

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

Results of Operations
---------------------
As of March 31, 1998 and December 31, 1997 the Partnership had acquired 18 Limited Partnership Interests. Each of the 18 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of March 31, 1998, all 18 of the Apartment Complexes in the Partnership had commenced operations..

As reflected on its Statements of Operations, the Partnership had a loss of approximately $181,000 and $150,000 for the three months ended March 31, 1998 and 1997, respectively. The component items of revenue and expense are discussed below.

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

Item 3. Quantitative and Qualitative Disclosures Above Market Risks

NONE.

Part II.  Other Information

Item 1.  Legal Proceedings

NONE.


Item 6.  Exhibits and Reports on Form 8-K

1. NONE.


         No reports on Form 8-K were filed the quarter ended March 31, 1998.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC.         General Partner


By:   /s/ John B. Lester, Jr
-----------------------------------------------

John B. Lester, Jr              President

Date: June 3, 1998

By:   /s/ Theodore M. Paul
-----------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: June 3, 1998