Form 10-Q
period 1998-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1998-08-27
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                       FOR THE QUARTER ENDED JUNE 30, 1998




PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
  Balance Sheet, June 30, 1998 and December 31, 1997                         3

  Statement of Operations For the Three Months and Six Months Ended
   June 30, 1998 and 1997                                                    4

  Statement of Partners' Equity For the Six Months Ended
   June 30, 1998 and 1997                                                    5

  Statement of Cash Flows For the Six Months Ended June 30, 1998 and 1997    6

  Notes to Financial Statements                                              8


Item 2.  Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                   12

Item 3. Quantitative and Qualitative Disclosures Above Market Risks          15

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K                                     15

Signatures                                                                   16

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       June 30, 1998 and December 31, 1997
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                           1998                     1997
                                           ----                     ----

                                     ASSETS

Cash and cash equivalents                $        1,101,831   $      2,018,591
Investment in limited
 partnerships - Note 2                           13,352,798         13,836,734
Other assets                                              -             19,435
                                                -----------        -----------

                                         $       14,454,629   $     15,874,760
                                                ===========        ===========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships
 - Note 4                                $          245,030   $      1,290,351
Accrued fees and expenses due to
 general partner and affiliates
- Note 3                                             28,564              4,640
                                                -----------        -----------
                                                    273,594          1,294,991
                                                -----------        -----------
Partners' equity (deficit):
 General partner                                    (33,680)           (29,693)
 Limited partners (25,000 units
  authorized, 18,000 units issued
  and outstanding)                               14,214,715         14,609,462
                                                -----------        -----------
Total partners' equity                           14,181,035         14,579,769
                                                -----------        -----------
                                         $       14,454,629   $     15,874,760
                                                ===========        ===========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
           For the Three and Six Months Ended June 30, 1998 and 1997

                                         1998                     1997
                                         ----                     ----

                                 Three         Six         Three         Six
                                 Months       Months       Months       Months

Interest income              $   14,975   $   32,014   $   22,966   $   70,711
                              ---------    ---------    ---------    ---------

Operating expenses:
Amortization                      8,875       17,748        8,989       17,978

Asset management fees
(Note 4)                         12,375       24,750       12,375       24,751
Legal and accounting              6,177        9,600        2,453        2,500
Other                             8,073       10,650        8,278        8,784
                              ---------    ---------    ---------    ---------

Total operating expenses         35,500       62,748       32,095       54,013
                              ---------    ---------    ---------    ---------
Income (loss) from operations   (20,525)     (30,734)      (9,129)      16,698


Equity in loss from
 limited partnerships          (101,000)    (368,000)     (47,900)    (223,400)
                              ---------    ---------    ---------    ---------
Net loss                     $ (121,525) $  (398,734) $   (57,029)  $ (206,702)
                              =========    =========    =========    =========

Net loss allocated to:
  General partner            $   (1,215) $    (3,987) $      (570)  $   (2,067)
                              =========    =========    =========    =========
  Limited partners           $ (120,310) $  (394,747) $   (56,459)  $ (204,635)
                              =========    =========    =========    =========
Net loss per weighted limited
  partner unit (18,000)      $    (6.68) $    (21.93) $     (3.14)  $   (11.37)
                              =========    =========    =========    =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       June 30, 1998 and December 31, 1997
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                     For the Six Months Ended June 30, 1998

For the Six  Months Ended June 30, 1998
---------------------------------------

                                         General       Limited
                                         Partner       Partner       Total
                                         -------       -------       -----

Equity (deficit), December 31, 1997    $  (29,693) $  14,609,462 $  14,579,769

Net loss for the six months ended
  June 30, 1998                            (3,987)      (394,747)     (398,734)
                                         --------     ----------    ----------


Equity (deficit), June 30, 1998        $  (33,680) $  14,214,715 $  14,181,035
                                        =========     ==========    ==========


For the Six Months Ended June 30, 1997
--------------------------------------

Equity (deficit), December 31, 1996    $  (21,876) $  15,328,340 $  15,306,464

Offering expenses                             (77)        (7,602)       (7,679)
Cash collected on Notes Receivable                        25,000        25,000
Net loss for the six months ended
  June 30, 1997                            (2,067)      (204,635)     (206,702)
                                         --------     ----------    ----------

Equity (deficit), June 30, 1997        $  (24,020) $  15,141,103 $  15,117,083
                                        =========     ==========    ==========


                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                     June 30, 1998 and December 31, 1997
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997

                                                     1998              1997
                                                     ----              ----
Cash flows used by operating activities:
Net loss                                      $    (398,734)    $    (206,702)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Equity in loss of limited partnerships             368,000           223,400
 Amortization                                        17,748            17,978
 Asset management fee                                24,750            24,751
 Change in other assets                              19,435           102,926
 Advances for expenses due to
 general partner and affiliates                        (826)             (121)
                                                 ----------        ----------
 Net cash provided by operating activities           30,373           162,232
                                                 ----------        ----------
Cash flows used by investing activities:
 Investment in limited partnerships                (970,179)       (1,990,496)
 Distribution from local limited partnership         23,046             8,340
 Acquisition fees                                         -            (1,290)
                                                 ----------        ----------
  Net cash used by investing activities            (947,133)       (1,983,446)
                                                 ----------        ----------
Cash flows provided by financing activities:
 Payment of subscriptions receivable                      -         2,220,000
 Offering costs and sales commissions                     -           (12,679)
 Advances from affiliates                                 -            68,510
                                                 ----------        ----------
  Net cash provided by financing activities               -         2,275,831
                                                 ----------        ----------

Net increase (decrease) in cash and
 cash equivalents                                  (916,760)          454,617
Cash and cash equivalents, beginning of period    2,018,591         2,567,217
                                                 ----------        ----------
Cash and cash equivalents, end of period     $    1,101,831    $    3,021,834
                                                 ==========        ==========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS(CONTINUED)

                     For the Six Months Ended June 30, 1998


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the six months ended June 30, 1998 and 1997, the Partnership's payables to limited partnerships; (in connection with its investments in limited partnerships) (see Note 3) had non-cash transactions as follows:

                                                       1998           1997
                                                       ----           ----
 Increases due to acquisition of limited
  partnership interests                                            $2,272,426
 Application of loans receivable to
  acquisitions                                                       (522,190)
 Decreases due to various price
  adjuster provisions in the respective
  limited partnership agreements                     (75,142)        (329,170)
                                                    --------        ---------

 Net non-cash adjustments to the Partnership's
  payable to limited partnerships                    (75,142)      $1,421,066
                                                    ========        =========















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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 the results of operations and changes in cash flows for the six months ended June 30, 1998 and 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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



NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1998, the Partnership had acquired limited partnership interests in eighteen limited partnerships each of which owns one apartment complex. As of June 30, 1998, construction and rehabilitation of all eighteen of the apartment complexes had been completed. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the seventeen of the limited partnerships and is a 49.495% owner and is entitled to 49.495% of the operating profits and losses of Blessed Rock.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 2- INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
------------------------------------------------------

The  following  is a summary  of the  investment  in  limited  partnerships  and reconciliation to the limited partnership accounts as of June 30, 1998 and December 31, 1997:
                                                        1998           1997
                                                        ----           ----

Investment Balance - beginning of period          $  13,836,734  $  12,782,751
Capital contributions to limited partnerships                        1,373,557
Tax credit adjustments                                  (75,142)
Capital contributions payable to limited
 partnerships                                                          526,644
Capitalized acquisition fees and costs, net                            (13,576)
Equity in loss of limited partnership                  (368,000)      (789,697)
Distributions from limited partnerships                 (23,046)       (34,605)
Amortization of capitalized acquisition costs           (17,748)        (8,340)
                                                     ----------     ----------

Investment Balance - end of period                $  13,352,798  $  13,836,734
                                                     ==========     ==========

Selected financial information for the six months ended June 30,1998 and 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:
                                                        1998            1997
                                                        ----            ----

Total revenue                                     $   2,832,000  $   2,324,000
                                                     ----------     ----------

Interest expense                                        883,000        680,000
Depreciation                                            716,000        429,000
Operating expenses                                    1,605,000      1,440,000
                                                     ----------     ----------
Total expenses                                        3,204,000      2,549,000
                                                     ----------     ----------

Net loss                                           $   (372,000) $    (225,000)
                                                     ==========     ==========

Net loss allocable to the Partnership              $   (368,000) $    (223,400)
                                                     ==========     ==========


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

    Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. No acquisition fees were incurred for the six months ended June 30, 1998.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------
         Reimbursement for organizational, offering and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds. No organizational, offering and selling expenses were incurred during the six months ended June 30, 1998.

         An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $24,750 and $24,751 for the six months ended June 30, 1998 and 1997, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1998 and December 31, 1997:

                                                  1998               1997
                                                  ----               ----
Advances made for acquisition  costs,
 organizational,  offering
 and selling expenses                                             $  3,273
Advances made for operating expense           $  2,447
Asset management fees                           26,117               1,367
                                                ------              ------
                                              $ 28,564            $  4,640
                                                ======              ======

NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at June 30, 1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

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

As of June 30, 1998, the Partnership had received subscriptions for 18,000 Units consisting of cash.

Liquidity  and  Capital  Resources
------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $917,000 for the six months ended June 30, 1998. This decrease in cash consisted of cash used in the Partnership's investing activities of approximately $947,000, offset by cash provided by its operating activities of approximately $30,000. Cash used by the Partnerships investing activities consisted primarily of capital contributions to Limited Partnerships of approximately $970,000, offset by cash provided of approximately $23,000 by distributions from limited partnerships. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

As of June 30, 1998 and December 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $28,600 and $4,600, respectively. The component items of such indebtedness were as follows: accrued asset management fees of approximately $26,100 and $1,300 respectively and advances for operating expense of the Partnership of approximately $2,500 and $3,300.

As of June 30, 1998, the Partnership has received and accepted subscriptions funds in the amount of $17,559,000. As of June 30, 1998 and as of December 31, 1997, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $13,493,000, and $12,523,000, respectively, and had commitments for additional capital contributions of approximately $245,000 and $1,290,000, respectively.

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

Results of Operations
---------------------
As of June 30, 1998 and December 31, 1997 the Partnership had acquired 18 Limited Partnership Interests. Each of the 18 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of June 30, 1998, all 18 of the Apartment Complexes in the Partnership had commenced operations.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $399,000 and $207,000 for the six months ended June 30, 1998 and 1997, respectively. The component items of revenue and expense are discussed below.

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

1. NONE.


         No reports on Form 8-K were filed the quarter ended June 30, 1998.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC.         General Partner


By:   /s/ John B. Lester, Jr.
-----------------------------------------------

John B. Lester, Jr.      President

Date: August 26, 1998

By:   /s/ Theodore M. Paul
-----------------------------------------------
Theodore M. Paul         Vice President - Finance

Date: August 26, 1998