Form 10-Q
period 1998-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1998-11-16
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Balance Sheets, September 30, 1998 and December 31, 1997..................3

  Statement of Operations
   For the nine and three months ended September 30, 1998 and 1997..........4

  Statement of Partners' Equity
   For the nine months ended September 30, 1998 and 1997....................5

  Statement of Cash Flows
   For the nine months ended September 30, 1998 and 1997....................6

  Notes to Financial Statements.............................................8

Item 2. Management's Discussion and Analysis of
  Financial  Condition and Results of Operations...........................13

Item 3. Quantitative and Qualitative Disclosures Above Market Risks........16

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................16

Signatures.................................................................17

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                            1998                     1997
                                            ----                     ----

                                     ASSETS

Cash and cash equivalents       $        990,258         $        2,018,591
Investment in limited
 partnerships (Note 2)                12,978,809                 13,836,734
Other assets                                   -                     19,435
                                      ----------                 ----------

                                $     13,969,067         $       15,874,760
                                      ==========                 ==========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships
  (Note 4)                      $        145,030         $        1,290,351
Accrued fees and expenses due to
 general partner and affiliates
  (Note 3)                                48,954                      4,640
                                      ----------                 ----------
                                         193,984                  1,294,991
                                      ----------                 ----------
Commitments and contingencies
(Note 8)
Partners' equity (deficit):
 General partner                         (37,740)                   (29,693)
 Limited partners (25,000 units
  authorized, 18,000 units issued
  and outstanding)                    13,812,823                 14,609,462
                                      ----------                 ----------
Total partners' equity                13,775,083                 14,579,769
                                      ----------                 ----------
                                $     13,969,067         $       15,874,760
                                      ==========                 ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                         STATEMENT OF OPERATIONS For the
             Three and Nine Months Ended September 30, 1998 and 1997

                                  1998                         1997
                                  ----                         ----
                               Three       Nine           Three          Nine
                               Months      Months         Months         Months
                               ------      ------         ------         ------

Interest income             $   13,198   $   45,212     $  30,923    $  101,634
                                ------       ------       -------       -------

Operating expenses:
Amortization                     8,875       26,623         9,008        26,986
Asset management  fees
(Note 3)                        12,375       37,125        12,374        37,125
Legal and accounting                          9,600         1,251         3,751
Other                              700       11,350         2,285        11,069
                                ------       ------       -------        ------
Total operating expenses        21,950       84,698        24,918        78,931
                                ------       ------       -------        ------
Income from operations          (8,752)     (39,486)        6,005        22,703
Equity in loss from
 limited partnerships         (397,200)    (765,200)      (43,600)     (267,000)
                              --------     --------       -------      --------
Net income (loss)           $ (405,952)  $ (804,686)    $ (37,595)   $ (244,297)
                              ========     ========       =======      ========

Net income (loss)
 allocated to:
  General partner           $   (4,060)  $   (8,047)    $    (376)   $   (2,443)
                              ========     ========       =======      ========

  Limited partners          $ (401,892)  $ (796,639)    $ (37,219)   $ (241,854)
                              ========     ========      ========      ========

Net income (loss) per
  weighted limited partner
  unit(18,000 units issued
  and outstanding)          $   (22.33)  $   (44.26)    $  (2.07)    $   (13.44)
                              ========     ========       ======       ========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

              For the Nine Months Ended September 30, 1998 and 1997

For the Nine Months Ended September 30, 1998
--------------------------------------------

                                                   General               Limited
                                                   Partner               Partner             Total
                                                   -------               -------             -----

Equity (deficit), December 31, 1997              $        (29,693)     $    14,609,462     $         14,579,769
Net loss for the nine months ended
  September 30, 1998                                       (8,047)            (796,639)                (804,686)
                                                    -------------        -------------                ---------
Equity (deficit), September 30, 1998             $        (37,740)     $    13,812,823      $        13,775,083
                                                    =============        =============             ============


For the Nine Months Ended September 30, 1997
--------------------------------------------

Equity (deficit), December 31, 1996              $        (21,876)     $    15,328,340      $        15,306,464
Offering expenses                                             (15)              (1,514)                  (1,529)
Collection of investor notes receivable                                        55,000                    55,000
Net loss for the nine months ended
  September 30, 1997                                       (2,443)            (241,854)                (244,297)
                                                    -------------         ------------           --------------
Equity (deficit), September 30, 1997             $        (24,334)     $    15,139,972      $        15,115,638
                                                    =============        =============           ==============



                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS For the Nine
                    Months Ended September 30, 1998 and 1997

                                                           1998          1997
                                                           ----          ----
Cash flows used by operating activities:
  Net loss                                            $  (804,686)  $  (244,297)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships            765,200       267,000
        Amortization                                       26,623        26,986
        Increase (decrease) in asset management
          fee payable                                      37,125       (72,875)
        Change in other assets                             19,435        91,810
        Accrued fees and expense due
          to general partner and affiliates                 7,189         3,386
                                                       ----------    ----------
           Net cash provided by operating activities       50,886        72,010
                                                       ----------    ----------

Cash flows used by investing activities:
  Investment in limited partnerships                   (1,070,179)   (2,653,888)
   Distribution from local limited partnerships            23,046         8,340
  Acquisition fees                                        (32,086)       (4,324)
                                                         --------   -----------
          Net cash used by investing activities        (1,079,219)   (2,649,872)
                                                       ----------   -----------

Cash flows provide by financing activities:
  Capital contributions from partners                                 2,250,000
  Offering costs and sales commissions                                  (14,554)
  Advances from affiliates                                               68,510
                                                                     ----------
          Net cash provided by financing activities                   2,303,956
                                                                     ----------

Net increase (decrease) in cash and
  cash equivalents                                     (1,028,333)     (273,906)
Cash and cash equivalents, beginning of period          2,018,591     2,567,217
                                                       ----------    ----------

Cash and cash equivalent, end of period               $   990,258   $ 2,293,311
                                                       ==========    ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS(CONTINUED)

              For the Nine months Ended September 30, 1998 and 1997


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the nine months ended September 30, 1998, the  Partnership's  payables to
limited   partnerships;   (in  connection   with  its   investments  in  limited
partnerships) (see Note 2) had non-cash transactions as follows:

    Decreases due to various price adjuster provisions in the
     respective limited partnership agreements                 $   (75,142)
                                                                  ============



--------------------------------------------------------------------------------

During the nine months ended September  30,1997,  the Partnership's  payables to
limited   partnerships;   (in  connection   with  its   investments  in  limited
partnerships) (see Note 2) had non-cash transactions as follows:

   Increases due to acquisition of limited partnership interests   $  2,272,426
   Application of loans receivable to acquisitions                     (522,190)
   Decreases due to various price adjuster provisions in the
   respective limited partnership agreements                           (349,355)
                                                                       --------
   Net non-cash adjustments to the Partnership's
    payable to limited partnerships                                $  1,400,881
                                                                    ===========

During the nine months ended September 30, 1997, the Partnership incurred, but did not pay, $37,125 in management fees.







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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations and changes in cash flows for the nine months ended September 30, 1998 and 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1998, the Partnership had acquired limited partnership interests in eighteen limited partnerships each of which owns one apartment complex. As of September 30, 1998, construction and rehabilitation of all 18 of the apartment complexes had been completed. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of seventeen of the limited partnerships and is a 49.495% owner and is entitled to 49.495% of the operating profits and losses of Blessed Rock.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS(CONTINUED)
------------------------------------------------------



The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30, 1998 and December 31, 1997:

                                                      1998             1997
                                                      ----             ----

Investment Balance - Beginning of period        $  13,836,734     $  12,782,751
Capital contributions to limited partnerships                         1,373,557
Tax credit adjustments                                (75,142)

Capital contributions payable to limited
   partnerships                                                         526,644
Capitalized acquisition fees and costs                 32,086           (13,576)
Equity in loss of limited partnership                (765,200)         (789,697)

Amortization of capitalized acquisition costs         (26,623)           (8,340)
Distributions from limited partnerships               (23,046)          (34,605)
                                                   ----------        ----------
Investment Balance - end of period              $  12,978,809     $  13,836,734
                                                   ==========        ==========


Selected financial information for the nine months ended September 30, 1998 and 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                1998                1997
                                                ----                ----

Total revenue                           $   4,206,500        $    3,563,000
                                            ---------             ---------

Interest expense                            1,325,600             1,165,000
Depreciation                                1,073,600               633,000
Operating expenses                          2,613,100             2,035,000
                                            ---------             ---------
Total expenses                              5,012,300             3,833,000
                                            ---------             ---------

Net loss                                $   (805,800)        $     (270,000)
                                             ========             =========

Net loss allocable to the Partnership   $   (765,200)        $     (267,000)
                                            ========              =========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. No acquisition fees were incurred for the nine months ended September 31,1998.

         Reimbursement for organizational, offering and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds. The Partnership incurred no organizational, offering and selling expenses during the nine months ended September 30, 1998.

         An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $37,125 for each nine month period ended September 30, 1998 and 1997.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1998 and December 31, 1997:

                                                      1998              1997
                                                      ----              ----
Advances made for  acquisition  costs,
  organizational,  offering and
  selling expenses                             $      10,462      $     3,273
Asset management fees                                 38,492            1,367
                                                      ------           ------
                                               $      48,954      $     4,640
                                                      ======           ======

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at September 30, 1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 5 - INCOME TAXES
---------------------

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

The Partnership had received subscriptions for 18,000 Units for cash of $17,558,985 and terminated its offering of units on July 1, 1997.

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,028,000 for the nine months ended September 30, 1998. This decrease in cash consists of cash used by investing activities offset by cash provided by operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $1,079,000, which consisted of cash used in capital contributions to Limited Partnerships and acquisition fees and expense of approximately $1,070,000 and $32,000, respectively and cash provided by distributions of approximately $23,000. Cash provided from operations of approximately $51,000 consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

As of September 30, 1998 and December 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $49,000 and $4,600, respectively. The component items of such indebtedness were as follows: accrued asset management fees of approximately $38,500 and $ 1,300, respectively, and advances for operating expenses of the Partnership of approximately $10,500 and $3,300, respectively.

As of September 30, 1998, the Partnership has received and accepted subscriptions funds in the amount of $17,559,000. As of September 30, 1998 and as of December 31, 1997, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $13,600,000, and $12,523,000, respectively, and had commitments for additional capital contributions of approximately $145,000, and $1,290,000, respectively.

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

Results of Operations
---------------------

As of September 30, 1998 and December 31, 1997 the Partnership had acquired 18 Limited Partnership Interests. Each of the 18 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1998, all 18 of the Apartment Complexes in the Partnership had commenced operations, two for less than one year. Accordingly, the "Equity in losses from limited partnerships" for the periods ended December 31, 1997 and September 30, 1998 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $805,000 and $244,000 for the nine months ended September 30, 1998 and 1997. The component items of revenue and expense are discussed below.

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

         None


Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:  WNC Tax Credit Partners IV, L.P.       General Partner


By:  WNC & ASSOCIATES, INC.                 General Partner




By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: November 13, 1998

By:  /s/ Theodore M. Paul Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: November 13, 1998