Form 10-K
period 1998-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1999-04-14
CIK 943904

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

PART I.

Item 1.  Business

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

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner" or "Associates"). The business of the Partnership is conducted primarily through the General Partner as Series 3 has no employees of its own.

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

As of December 31, 1998, the Partnership had invested in 18 Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low- or moderate-income housing.

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

As of December 31, 1998, all 18 of the Apartment Complexes acquired by the Partnership were completed and in operation. The Apartment Complexes owned by the Local Limited Partnerships in which the Partnership has invested were developed by the Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

Following is recap of the status of the 18 Apartment Complexes owned by the 18 Limited Partnerships invested in by the Partnership:

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1998

                                  No. of              Units          Percentage
Name & Location                    Units           Occupied           Occupancy

Alliance Apartments I              19                   16              84%
 Alliance, Nebraska
Blessed Rock of El Monte          137                  136              99%
 El Monte, California
Broadway Apartments                78                   65              83%
 Hobbs, New Mexico
Cascade Pines, L.P., II           375                  311              85%
 Atlanta, Georgia
Curtis Associates I                12                    7              58%
 Curtis, Nebraska
Escatawpa Village Associates       32                   32             100%
 Escatawpa, Mississippi
Evergreen Apartments I             76                   52              68%
 Tulsa, Oklahoma
Hastings Apartments I              18                   15              83%
 Hastings, Nebraska
Heritage Apartments I              30                   30             100%
 Berkeley, Montana
Hillcrest Associates               28                   27              96%
 Ontario, Oregon
Patten Towers, L.P. II            221                  217              98%
 Chattanooga, Tennessee

Prairieland Prop of Syracuse II     8                    8             100%
 Syracuse, Kansas
Raymond S. King Apts.              23                   23             100%
 Greensboro, North Carolina
Rosedale Limited Partnership       32                   30              94%
 Silver City, New Mexico
Shepherd South Apts. I             24                   24             100%
 Shepherd, Texas
Solomon Associates I, L.P.         16                   16             100%
 Solomon, Kansas
Talladega Co. Housing Ltd.         30                   29              97%
 Talladega, Alabama
The Willows Apartments             36                   36             100%
 Morganton, North Carolina
                                 ------             ---------     -------------

                                1,195                1,074              90%
                                =====                =====              ===

Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds an interest in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

At December 31, 1998, there were 860 Limited Partners in the Partnership. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. The Limited Partners invested in the Partnership received Low Income Housing Credits per Unit as follows:

         1996              $ 91
         1997              $ 83
         1998              $130

Item 6.  Selected Financial Data

         OMITTED
         Note to Reader. Some of the limited partnerships in which the Partnership has investments have yet to provide final audited financial statements and other information as required under the terms of the respective partnership agreements. That information is critical to the completion of the Partnership's required disclosures in this Annual Report on Form 10K, including information on the underlying property investments, the Partnership's financial statements and required supplementary schedules. Every effort is being made to obtain this information and the registrant will file an amended Form 10K as quickly as possible.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        OMITTED
        See the Note to Reader in Part II, Item 6.

Impact of Year 2000

The General Partner has assessed the Partnership's exposure to date sensitive computer systems that may not be operative subsequent to 1999. As a result of this assessment, the General Partner has executed a plan to minimize the Partnership's exposure to financial loss and/or disruption of normal business operations that may occur as a result of Year 2000 non-compliant computer systems.

Business Computer Systems

These systems include both computer hardware and software applications relating to operations such as financial reporting. The Partnership does not maintain its own systems and thus utilizes the computer systems of the General Partner. The General Partner developed a compliance plan for each of its business computer systems, with particular attention given to critical systems. The General Partner contracted with an outside vendor to evaluate, test and repair such systems. The assessment consisted of determining the compliance with Year 2000 of critical computer hardware and software. Incidences of non-compliance were found with respect to computer software applications and were corrected. The vendor found no instances of non-compliance with respect to computer hardware.

The Local General Partners and/or property management companies maintain the business computer systems that relate to the operations of the Local Limited
Partnerships.  The  General  Partner is in the  process of  obtaining  completed questionnaires from such Local General Partners and property management companies to assess their respective Year 2000 readiness. The General Partner intends to identify those Local General Partners and property management companies that have systems critical to the operations of the Local Limited Partnerships that are not Year 2000 compliant. For those Local General Partners and property management companies which have business computer systems which will not be Year 2000 compliant prior to December 31, 1999 and where the lack of such compliance is determined to have a potential material effect on the Partnership's financial condition and results of operations, the General Partner intends to develop contingency plans which may include changing property management companies.

Outside Vendors

The General Partner has obtained assurances from its suppliers of electrical power and banking and telecommunication services that their critical systems are all Year 2000 compliant. There exists, however, inherent uncertainty that all systems of outside vendors or other third parties on which the General Partner, and thus the Partnership, and the Local General Partners and property management companies, and thus the Local Limited Partnerships, rely will be Year 2000 compliant. Therefore, the Partnership remains susceptible to the consequences of third party critical computer systems being non-compliant.

Personal Computers

The General Partner has determined that its personal computers and related software critical to the operations of the Partnership are Year 2000 compliant.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      NONE.


Item 8.  Financial Statements and Supplementary Data

     OMITTED.
     See the Note to Reader in Part II, Item 6.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         (a)(1) (i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

               (ii) The reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles, as of and for the years ended December 31, 1997 and 1996.

               (iii) The decision to change accountants was approved by the board of directors of the General Partner.

               (iv) During the last two fiscal years and subsequent interim period of the Partnership there were no disagreements between Corbin & Wertz and the Partnership on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of the nature described in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K.

               (v) During the last two fiscal years and subsequent interim period of the Partnership there were no reportable events of the nature described in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K.

         (a)(2) On February 3, 1999, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding
         (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

ITEM III.
Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

     The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred
N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are Wilfred N. Cooper, Sr. and John B. Lester, Jr.

     Wilfred N. Cooper, Sr., age 68, is the founder, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell
International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

     John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

     Wilfred N. Cooper, Jr., age 36, is Executive Vice President, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

     David N. Shafer, age 46, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

     Michael L. Dickenson, age 42, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of WNC & Associates, Inc. and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Reporting at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant.

     Thomas J. Riha, age 44, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President by MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

     N.  Paul  Buckland,  age 36,  is Vice  President  -  Acquisitions  of WNC &
Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch which constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

     David Turek, age 44, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

     Kay L. Cooper, age 62, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a)  Selection  fees in an  amount  equal  to 8% of the  gross  proceeds  of the
Partnership's   Offering   ("Gross   Proceeds").   Through  December  31,  1998,
approximately $966,000 of selection fees had been incurred by the Partnership.

(b) A nonaccountable expense reimbursement in an amount equal to 1% of Gross Proceeds. Through December 31, 1998, approximately $180,000 of nonaccountable expense reimbursement has been incurred the Partnership.

(c) An  annual  asset  management  fee in an  amount  equal  to the  greater  of
(i)$2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds. Asset management fees of $49,500, $49,500 and $49,500 were incurred during the years ended December 31, 1998, 1997 and December 31, 1996, respectively.

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

(e) The General Partner was allocated Low Income Housing Credits of $23,558, $15,146 and $15,146 for the year ended December 31, 1998, 1997and 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Certain Beneficial Owners(1)


                   Name and Address                Amount and
Title of Class     of Beneficial Owner             Nature of             Percent
                                                   Beneficial Owner     of Class
--------------------------------------------------------------------------------
Units of Limited   Enova Financial , Inc             4,560 units          25.3%
Partnership        P.O. Box 126943
Interests          San Diego, CA  92113-6943


Units of Limited   Western Financial Savings Bank    1,068 units           5.9%
Partnership        23 Pasteur
                   Irvine, CA  92718

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

ITEM IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

        OMITTED
        See the Note to Reader in Part II, Item 6.

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



REPORTS ON 8-K.


Form 8K Current Report was filed December 22, 1998

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:    WNC & Associates, Inc.       General Partner



By:    /s/    John B. Lester, Jr.
      -----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.
Date: April 14, 1999



By:   /s/    Michael L. Dickenson
-----------------------------------------------------
Michael   L.   Dickenson
Vice-President - Chief Financial Officer of WNC & Associates, Inc.
Date: April 14, 1999




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/    Wilfred N. Cooper, Sr.
     -----------------------------------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.
Date: April 14, 1999



By:    /s/    John B. Lester, Jr.
     -----------------------------------------------------
John B. Lester, Jr.        Secretary of the Board of WNC & Associates, Inc.
Date: April 14, 1999



By:    /s/   David N. Shafer
     -----------------------------------------------------
David N. Shafer            Director of WNC & Associates, Inc.
Date: April 14, 1999