Form 10-K/A
period 1998-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1999-07-30
CIK 943904

FORM 10-K/A
                                 AMENDMENT NO. 1

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 ("the Partnership") is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner" or "Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on July 26, 1995, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Units") at a price of $1,000 per Unit. As of the close of the public offering, January 21, 1996 a total of 18,000 Limited Partnership Interests representing $17,558,985 had been sold.

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,560 Units, which represents 25.3% of the Units outstanding for the Partnership. Sempra Energy Financial invested $4,282,600. A discount of $277,400 was allowed due to a volume discount. Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 units, which represent 5.9% of the Units outstanding for the Partnership. Western Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount. See Item 12(a) in this 10-K.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited

Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of an Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of December 31, 1998 and for the periods indicated:




                                                    --------------------------------------------------------------------------------
                                                                                   As of December 31, 1998
                                                    --------------------------------------------------------------------------------
                                                                        Partnership's                                  Encumbrances
                                                        Number          Total Investment  Amount of    Estimated Low   of Local
Partnership                     General Partner          of    Occu-    in Local Limited  Investment   Income Housing  Limited
Name              Location      Name                    Units  pancy    Partnerships      Paid to Date Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Alliance          Alliance,     Retro Development,
Apartments I      Nebraska      Inc.                     19      84%    $    604,000     $   604,000  $  363,000       $    615,000
Limited
Partnership

Blessed Rock of   El Monte,     Everland, Inc.          137      99%       2,511,000       2,511,000   8,899,000         3,841,000
El Monte          California

Broadway          Hobbs, New    Trianon - Broadway,
Apartments,       Mexico        LLC, a New Mexico
Limited                         Limited Liability
Partnership                     Company                  78      83%       2,004,000       1,931,000   2,335,000         1,402,000

Cascade Pines,    Atlanta,      Urban Residential
L.P. II           Georgia       Management, Inc.,
                                a Georgia Corporation   376      83%       1,347,000       1,347,000   2,533,000         8,023,000

Curtis            Curtis,       Joseph A. Shepard
Associates I,     Nebraska      and Kenneth M. Vitor     12      58%          88,000          66,000     156,000           427,000
L.P.

Escatawpa         Escatawpa,    Clifford E. Olsen        32     100%         249,000         249,000     458,000           898,000
Village           Mississippi
Associates,
Limited
Partnership

Evergreen         Tulsa,        Retro Development,
Apartments I      Oklahoma      Inc. of Oklahoma and
Limited                         Most Worshipful Prince
Partnership                     Hall Grand Lodge         76      68%         549,000         549,000     991,000           652,000

Hastings          Hastings,     Retro Development,
Apartments I,     Nebraska      Inc. of Oklahoma and
Limited                         Most Worshipful Prince
Partnership                     Hall Grand Lodge         18      83%         542,000         542,000   1,005,000           611,000

Heritage          Berkeley,     Joseph A. Shepard
Apartments I,     Missouri      and Kenneth M. Vitor     30     100%         752,000         752,000   1,333,000           694,000
L.P.

Hillcrest         Ontario,      Riley J. Hill            28      96%         354,000         354,000     683,000         1,301,000
Associates, A     Oregon
Limited
Partnership




                                                    --------------------------------------------------------------------------------
                                                                                   As of December 31, 1998
                                                    --------------------------------------------------------------------------------
                                                                        Partnership's                                   Encumbrances
                                                        Number          Total Investment  Amount of    Estimated Low    of Local
Partnership                     General Partner          of    Occu-    in Local Limited  Investment   Income Housing   Limited
Name              Location      Name                    Units  pancy    Partnerships      Paid to Date Credits          Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Patten Towers,    Chattanooga,  Patten Towers Partners,
L.P. II           Tennessee     LLC                      221     98%       2,154,000     2,154,000      3,938,000        7,275,000

Prairieland       Syracuse,     Kenneth M. Vitor           8    100%          85,000        85,000        152,000          294,000
Properties of     Kansas
Syracuse II,
L.P.

Raymond S. King   Greensboro,   Project Homestead, Inc.   23    100%         437,000       437,000        883,000          782,000
Apartments        North
Limited           Carolina
Partnership

Rosedale          Silver City,  Deke Noftsker and ABO
Limited           New Mexico    Corporation               32     94%         309,000       309,000        547,000        1,324,000
Partnership

Shepherd South    Shepherd,     Donald W. Sowell          24    100%         121,000       121,000        223,000          577,000
Apartments I,     Texas
Ltd.

Solomon           Solomon,      Joseph A. Shepard
Associates I,     Kansas        and Kenneth M. Vitor      16    100%         138,000       138,000        250,000          569,000
L.P.

Talladega         Talladega,    Apartment Developers,
County Housing    Alabama       Inc. and Thomas H.
Ltd.                            Cooksey                   30     97%         653,000       653,000      1,200,000          811,000

The Willows       Morganton,    John C. Loving, Gordon
Apartments        North         D. Brown, Jr. and
Limited           Carolina      Western N.C. Housing
Partnership                     Partnership               36    100%         841,000       841,000      1,545,000        1,122,000
                                                      ------    ----      ----------    ----------     ----------       ----------
                                                       1,196     91%    $ 13,738,000  $ 13,643,000   $ 27,494,000     $ 31,218,000
                                                      ======    ====      ==========    ==========     ==========       ==========



                                    ------------------------
                                       For the year ended
                                       December 31, 1998
                                    ------------------------
                                                             Low Income Housing
                                        Rental        Net    Credits Allocated
Partnership Name                        Income        Loss     to Partnership
--------------------------------------------------------------------------------
Alliance Apartments
I Limited Partnership             $     65,000   $   (64,000)           99%

Blessed Rock of
El Monte                               656,000      (111,000)        49.49%

Broadway Apartments, Limited
Partnership                            152,000      (285,000)           99%

Cascade Pines, L.P. II               1,821,000      (152,000)           98%

Curtis Associates I, L.P.               30,000       (24,000)           99%

Escatawpa Village Associates,
Limited Partnership                    119,000       (25,000)           99%

Evergreen Apartments I Limited
Partnership                            174,000      (224,000)           99%

Hastings Apartments I, Limited
Partnership                             83,000       (59,000)           99%

Heritage Apartments I, L.P.            102,000       (45,000)         98.9%

Hillcrest Associates, A Limited
Partnership                            188,000       (37,000)           99%

Patten Towers, L.P. II               1,483,000       (38,000)           99%

Prairieland Properties of Syracuse
II, L.P.                                51,000        (9,000)           99%

Raymond S. King Apartments Limited
Partnership                             65,000       (32,000)           99%

Rosedale Limited Partnership           135,000       (47,000)           99%

Shepherd South Apartments I, Ltd.       87,000        (4,000)           99%

Solomon Associates I, L.P.              92,000       (27,000)           99%

Talladega County Housing Ltd.           86,000       (41,000)           99%

The Willows Apartments Limited
Partnership                            112,000       (19,000)           99%
                                    ----------    ----------
                                 $   5,501,000  $ (1,243,000)
                                    ==========    ==========

Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At December 31, 1998, there were 856 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d   No unregistered securities were sold by the Partnership during 1998.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:

                                                       1998              1997               1996               1995
                                                       ----              ----               ----               ----
ASSETS
Cash and cash equivalents                    $      950,372     $   2,018,591      $   2,567,217       $    660,999
Cash in escrow                                            -                 -                  -          1,873,262
Subscriptions receivable                                  -                 -          2,195,000            484,000
Investments in limited partnerships, net         12,559,525        13,836,734         12,782,751          1,046,532
Interest receivable                                       -            19,435                  -                  -
Loan receivable                                           -                 -            522,190            661,306
Other assets                                              -                 -            105,998                 73
                                                 ----------        ----------         ----------          ---------
                                             $   13,509,897     $  15,874,760      $  18,173,156       $  4,726,172
                                                 ==========        ==========         ==========          =========

LIABILITIES
Due to limited partnerships                  $       95,030     $   1,290,351      $   2,822,885       $    309,852
Accrued fees and expenses due to general
  partner and affiliates                             62,496             4,640             43,807            570,137

PARTNERS' EQUITY                                 13,352,371        14,579,769         15,306,464          3,846,183
                                                 ----------        ----------         ----------          ---------
                                             $   13,509,897     $  15,874,760      $  18,173,156       $  4,726,172
                                                 ==========        ==========         ==========          =========

Selected results of operations, cash flows, and other information for the Partnership is as follows for the years ended December 31 and for the period from October 24, 1995 (Date Operations Commenced) to December 31, 1995:

                                                      1998               1997               1996              1995
                                                      ----               ----               ----              ----

Income (loss) from operations                 $    (52,065)      $     20,214       $    117,374      $     (9,346)

Equity in losses from limited partnerships      (1,175,333)          (789,697)          (185,071)             (343)
                                                 ---------          ---------          ---------         ---------
Net loss                                      $ (1,227,398)      $   (769,483)      $    (67,697)     $     (9,689)
                                                 =========          =========          =========         =========
Net loss allocated to:
    General partner                           $    (12,274)      $     (7,695)      $       (677)     $        (97)
                                                 =========          =========          =========         =========
    Limited partners                          $ (1,215,124)      $   (761,788)      $    (67,020)     $     (9,592)
                                                 =========          =========          =========         =========
Net loss per limited partner unit             $     (67.51)      $     (42.32)      $      (4.94)     $     (14.58)
                                                 =========          =========          =========         =========
Outstanding weighted limited partner units          18,000             18,000             13,564               658
                                                 =========          =========          =========         =========

                                                      1998               1997               1996              1995
                                                      ----               ----               ----              ----
Net cash provided by (used in):
    Operating activities                      $     60,991       $    102,215       $   (205,999)     $      3,402
    Investing activities                        (1,129,210)        (2,888,629)        (7,704,761)       (2,944,048)
    Financing activities                                 -          2,237,788          9,816,978         3,601,645
                                                 ---------          ---------          ---------         ---------
Net change in cash and cash equivalents         (1,068,219)          (548,626)         1,906,218           660,999
Cash and cash equivalents, beginning of
  period                                         2,018,591          2,567,217            660,999                 -
                                                 ---------          ---------          ---------         ---------
Cash and cash equivalents, end of period      $    950,372       $  2,018,591       $  2,567,217      $    660,999
                                                 =========          =========          =========         =========

Low Income  Housing  Credit per Unit was as follows for the years ended December 31:

                                                      1998               1997               1996              1995
                                                      ----               ----               ----              ----
Federal                                       $        131       $         83       $         59      $         14
State                                                    -                  -                  -                 -
                                                 ---------          ---------          ---------         ---------
Total                                         $        131       $         83       $         59      $         14
                                                 =========          =========          =========         =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $950,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $12,560,000. Liabilities at December 31, 1998 primarily consisted of $95,000 due to limited partnerships and $51,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(1,227,000), reflecting an increase of $458,000 from the net loss experienced in 1997. The increase in net loss is primarily due to equity in losses from limited partnerships which increased to $(1,175,000) in 1998 from $(790,000) in 1997, in addition to a decrease in interest income of $67,000 and an increase in operating expenses of $6,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The Partnership's net loss for 1997 was $(769,000), reflecting an increase of $701,000 from the net loss experienced in 1996. The increase in net loss is primarily due to equity in losses from limited partnerships which increased to $(790,000) in 1997 from $(185,000) in 1996, in addition to a decrease in interest income of $88,000 and an increase in operating expenses of $9,000.

Cash Flows

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net decrease in cash in 1998 was $(1,068,000), compared to a net decrease in cash in 1997 of $(549,000). The decrease in cash was higher in 1998 as compared to 1997 due primarily to a decrease in capital contributions from partners of $2,250,000 and a decrease in cash provided by operating activities of $41,000, offset by a decrease in offering expenses of $12,000, a decrease in investments in Limited Partnerships of $1,745,000 and an increase in distributions from Limited Partnerships of $15,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Net decrease in cash in 1997 was $(549,000), compared to a net increase in cash in 1997 of $1,906,000. The change was due primarily to a decrease in capital contributions from partners of $9,084,000, offset by a decrease in offering expenses of $1,505,000, a decrease in investing activities of $4,816,000, primarily from a decrease in investments in Limited Partnerships, a decrease in cash in escrow, an increase in loans receivable, and a decrease in capitalized acquisition costs. In addition, net cash from operating activities increased by $308,000.

During 1998 accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $58,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently forseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 83% of the total assets of the Partnership at December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                       BDO SEIDMAN, LLP


Orange County, California
June 14, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund V, L.P., Series 3 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investment in these limited partnerships represented 87% of the total assets of WNC Housing Tax Credit Fund V, L.P., Series 3 at December 31, 1997. A substantial portion of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                              CORBIN & WERTZ

Irvine, California
April 21, 1998

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997



                                                    1998                   1997
                                                    ----                   ----

ASSETS

Cash and cash equivalents               $        950,372      $       2,018,591
Investments in limited partnerships
  (Note 2)                                    12,559,525             13,836,734
Interest receivable                                    -                 19,435
                                              ----------             ----------
                                        $     13,509,897      $      15,874,760
                                              ==========             ==========

LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
  Payables to limited partnerships
    (Note 4)                             $        95,030      $       1,290,351
  Accrued fees and advances due to
    General Partner and affiliates
    (Note 3)                                      62,496                  4,640
                                              ----------             ----------
         Total liabilities                       157,526              1,294,991
                                              ----------             ----------
Partners' equity (deficit):
  General partner                                (41,967)               (29,693)
  Limited partners (25,000 units
    authorized; 18,000 units
    outstanding at December 31,
    1998 and 1997)                            13,394,338             14,609,462
                                              ----------             ----------
         Total partners' equity               13,352,371             14,579,769
                                              ----------             ----------
                                        $     13,509,897      $      15,874,760
                                              ==========             ==========





                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1998, 1997 and 1996



                                             1998          1997          1996
                                             ----          ----          ----

Interest income                    $       55,326  $    121,703  $    209,940
                                       ----------    ----------    ----------

Operating expenses:
  Amortization (Note 2)                    35,765        34,605        23,436
  Asset management fees (Note 3)           49,500        49,500        49,500
  Other                                    22,126        17,384        19,630
                                       ----------    ----------    ----------

        Total operating expenses          107,391       101,489        92,566
                                       ----------    ----------    ----------

Income (loss) from operations             (52,065)       20,214       117,374

Equity in losses from limited
  partnerships (Note 2)                (1,175,333)     (789,697)     (185,071)
                                       ----------    ----------    ----------

Net loss                           $   (1,227,398) $   (769,483) $    (67,697)
                                       ==========    ==========    ==========

Net loss allocable to:
   General partner                 $      (12,274) $     (7,695) $       (677)
                                       ==========    ==========    ==========

   Limited partners                $   (1,215,124) $   (761,788) $    (67,020)
                                       ==========    ==========    ==========

Net loss per limited partner unit  $       (67.51) $     (42.32) $      (4.94)
                                       ==========    ==========    ==========

Outstanding weighted limited
  partner units                            18,000        18,000        13,564
                                       ==========    ==========    ==========


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1998, 1997 and 1996


                                                           General        Limited
                                                           Partner        Partners           Total
                                                           -------        --------           -----
Partners' equity (deficit)at January 1, 1996        $       (6,029) $    3,852,212  $    3,846,183

Capital contributions, net of discount of $438,015               -      13,064,985      13,064,985

Cash collected on notes receivable (Note 6)                      -          35,000          35,000

Capital issued for notes receivable (Note 6)                     -         (55,000)        (55,000)

Offering expenses                                          (15,170)     (1,501,837)     (1,517,007)

Net loss                                                      (677)        (67,020)        (67,697)
                                                        ----------      ----------      ----------

Partners' equity (deficit) at December 31, 1996            (21,876)     15,328,340      15,306,464

Offering expenses                                             (122)        (12,090)        (12,212)

Cash collected on notes receivable (Note 6)                      -          55,000          55,000

Net loss                                                    (7,695)       (761,788)       (769,483)
                                                        ----------      ----------      ----------

Partners' equity (deficit) at December 31, 1997            (29,693)     14,609,462      14,579,769

Net loss                                                   (12,274)     (1,215,124)     (1,227,398)
                                                        ----------      ----------      ----------

Partners' equity (deficit) at December 31, 1998     $      (41,967) $   13,394,338  $   13,352,371
                                                        ==========      ==========      ==========



                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1998, 1997 and 1996

                                                               1998            1997           1996
                                                               ----            ----           ----
Cash flows from operating activities:
  Net loss                                            $  (1,227,398) $     (769,483) $     (67,697)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Amortization                                           35,765          34,605         23,436
      Equity in losses from limited partnerships          1,175,333         789,697        185,071
      Change in interest receivable                          19,435          86,563       (105,925)
      Increase in accrued fees and advances
        due to general partner and affiliates                57,856         (39,167)      (240,884)
                                                         ----------      ----------     ----------
   Net cash provided by (used in) operating
     activities                                              60,991         102,215       (205,999)
                                                         ----------      ----------     ----------
Cash flows from investing activities:
  Investments in limited partnerships, net               (1,120,181)     (3,432,735)    (8,693,189)
  Cash in escrow                                                  -               -      1,873,262
  Loans receivable                                                -         522,190        139,116
  Capitalized acquisition fees and costs                    (32,076)        (28,975)    (1,023,950)
  Return of acquisition fees (Note 3)                             -          42,551              -
  Distributions from limited partnerships                    23,047           8,340              -
                                                         ----------      ----------     ----------
  Net cash used in investing activities                  (1,129,210)     (2,888,629)    (7,704,761)
                                                         ----------      ----------     ----------
Cash flows from financing activities:
  Capital contributions from partners                             -       2,250,000     11,333,985
  Offering expenses                                               -         (12,212)    (1,517,007)
                                                         ----------      ----------     ----------
  Net cash provided by financing activities                       -       2,237,788      9,816,978
                                                         ----------      ----------     ----------
  Net increase (decrease) in cash and cash equivalents   (1,068,219)       (548,626)     1,906,218

Cash and cash equivalents, beginning of year              2,018,591       2,567,217        660,999
                                                         ----------      ----------     ----------
Cash and cash equivalents, end of year                $     950,372  $    2,018,591  $   2,567,217
                                                         ==========      ==========     ==========


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996




                                            1998      1997        1996
                                            ----      ----        ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Taxes paid                           $   800  $    800   $     800
                                           =====     =====       =====

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

   During 1998 and 1997, the Partnership incurred, but did not pay, $0 and $526,643, respectively, of payables to limited partnerships (in connection with its investments in limited partnerships) (see Note 4).


















                 See accompanying notes to financial statements
                                       19

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3, a California Limited Partnership (the "Partnership"), was formed on March 28, 1995, under the laws of the state of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC & Associates, Inc. ("WNC"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester is the original limited partner of the Partnership and owns 28.6% of the outstanding stock of WNC.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in January 1996, at which time 18,000 Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes: difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests: limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,132,000 as of December 31, 1998 and 1997.

Use of Estimates

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. At December 31, 1997, the Partnership had cash equivalents of $978,453 representing U.S. Treasury Bills. At December 31, 1998, the Partnership had no cash equivalents.

Concentration of Credit Risk

At December 31, 1998, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1998 presentation.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1998, the Partnership has acquired limited partnership interests in 18 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,196 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheet at December 31, 1998 and 1997, are approximately $1,187,000 and $2,206,000 greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 3).

Equity in losses of Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During 1998, no investment accounts in Local Limited Partnerships reached a zero balance.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the years ended December 31:

                                                                   1998             1997
                                                                   ----             ----

Investments per balance sheet, beginning of year         $   13,836,734  $    12,782,751
Capital contributions  paid, net                                      -        1,373,557
Capital contributions payable to limited partnerships                 -          526,644
Capitalized acquisition fees and costs                           32,076           28,975
Tax credit adjustments                                          (75,140)               -
Return of acquisition fees (Note 4)                                   -          (42,551)
Distributions paid                                              (23,047)          (8,340)
Equity in losses of limited partnerships                     (1,175,333)        (789,697)
Amortization of acquisition fees and costs                      (35,765)         (34,605)
                                                          -------------   --------------
Investments per balance sheet, end of year               $   12,559,525  $    13,836,734
                                                          =============   ==============

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                 1998           1997
                                                                 ----           ----
ASSETS

Buildings and improvements, net of accumulated
  depreciation for 1998 and 1997 of $3,757,000
  and $2,187,000, respectively                          $  43,183,000   $ 44,490,000
Construction in progress                                            -         95,000
Land                                                        2,943,000      2,939,000
Other assets (including due from affiliates of $44,000
  and $235,000 as of December 31, 1998 and 1997,
  respectively)                                             4,293,000      4,608,000
                                                           ----------     ----------
                                                        $  50,419,000   $ 52,132,000
                                                           ==========     ==========

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                  COMBINED CONDENSED BALANCE SHEETS, continued

                                                                  1998           1997
                                                                  ----           ----
LIABILITIES

Mortgage and construction loans payable                  $  31,218,000  $  32,582,000
Other liabilities (including due to related parties of
  $3,459,000 and $3,667,000, as of December 31,
  1998 and 1997, respectively)                               4,714,000      5,143,000
                                                            ----------     ----------
                                                            35,932,000     37,725,000
                                                            ----------     ----------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund V, L.P., Series 3               11,373,000     11,631,000
Other partners                                               3,114,000      2,776,000
                                                            ----------     ----------
                                                            14,487,000     14,407,000
                                                            ----------     ----------

                                                         $  50,419,000  $  52,132,000
                                                            ==========     ==========

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                  1998            1997           1996
                                                  ----            ----           ----
Revenues                                 $   5,705,000   $   5,339,000  $   3,981,000
                                            ----------      ----------     ----------
Expenses:
  Operating expenses                         3,580,000       3,331,000      2,053,000
  Interest expense                           1,739,000       1,625,000      1,282,000
  Depreciation and amortization              1,629,000       1,246,000        864,000
                                            ----------      ----------     ----------
         Total expenses                      6,948,000       6,202,000      4,199,000
                                            ----------      ----------     ----------
Net loss                                 $  (1,243,000)  $    (863,000) $    (218,000)
                                            ==========      ==========     ==========
Net loss allocable to the Partnership    $  (1,175,000)  $    (790,000) $    (185,000)
                                            ==========      ==========     ==========
Net loss recorded by the Partnership     $  (1,175,000)  $    (790,000) $    (185,000)
                                            ==========      ==========     ==========

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation, for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1996, the Partnership incurred acquisition fees of $1,008,550 which were included in investments in limited partnerships. During 1997, acquisition fees of $42,551 were returned to the Partnership by an affiliate, as allowed by the terms of the Partnership Agreement, resulting in acquisition fees of $965,999 as of December 31, 1997 and 1998. Accumulated amortization of these capitalized costs was $86,912 and $54,714 for 1998 and 1997, respectively.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of December 31, 1998 and 1997, the Partnership incurred acquisition costs of $131,087 and $99,011, respectively, which have been included in investments in limited partnerships. Accumulated amortization was insignificant for 1998, 1997 and 1996.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. Management fees of $49,500 were incurred for 1998, 1997 and 1996, of which $0, $110,000 and $0 were paid during 1998, 1997 and 1996, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates as of December 31, 1998 and 1997 consist of the following:

                                                    1998                  1997
                                                    ----                  ----

   Advances from WNC                    $         11,629     $           3,273

   Asset management fee payable                   50,867                 1,367
                                            ------------         -------------
                                        $         62,496     $           4,640
                                            ============         =============

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE

During 1996, the Partnership received subscriptions for 2,250 Units consisting of receivables of $2,195,000 and promissory notes of $55,000, all of which were collected in 1997. During 1995, the Partnership received subscriptions for 519 Units consisting of receivables of $484,000 and promissory notes of $35,000, all of which were collected in 1996. Limited partners who subscribed for ten or more Units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 10.25% per annum, due no later than 13 months after the subscription date. Since subscription receivables were collected subsequent to year end but before the issuance of the respective financial statements, the Partnership reflected such amounts as capital contributions and an asset in the financial statements. Since the promissory notes had not been collected prior to issuance of the respective financial statements, the unpaid balance was reflected as a reduction of partners' equity in the financial statements. Upon collection of the promissory notes, such amounts were reflected as capital contributions in the year collected.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)(1)

(i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

(ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of directors of WNC & Associates, Inc., the general partner of the Partnership.

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

On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

ITEM III.

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

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

John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

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

Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

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

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 36, is Vice President - Acquisitions of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $49,500 were incurred for the year ended December 31, 1998. The Partnership paid the General Partner or its affiliates $0 of these fees in 1998.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 14% through December 31, 2006 and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

                       Name and Address              Amount of Units    Percent
Title of Class         of Beneficial Owner            Controlled        of Class
--------------------- ------------------------------ ---------------   ---------
Units of Limited       Sempra Energy Financial         4,560 units       25.3%
Partnership Interests     P.O. Box 126943
                       San Diego, CA 92113-6943

Units of Limited       Western Financial Savings Bank  1,068 units        5.9%
Partnership Interests     23 Pasteur
                       Irvine, CA 92718

(b)      Security Ownership of Management

         Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)      Changes in Control

         The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, December 31, 1998 and 1997
         Statements of Operations  for the years ended  December 31, 1998,  1997 and 1996
         Statements of Partners'  Equity  (Deficit) for the years ended December
           31, 1998, 1997 and 1996
         Statements of Cash Flows  for  the  years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants  on Financial State-
           ment Schedule
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K

1. A Form 8-K dated December 16, 1998 was filed on December 22, 1998 reporting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

(c)      Exhibits

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as Exhibit 28.1 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 3.1.

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

10.6 Agreement of Limited Partnership of Raymond S. King Apartments I Limited Partnership filed as exhibit 10.9 to Post-Effective Amendment No. 2 to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.6

10.7. Amended and Restated Agreement of Limited Partnership of Talladega County Housing, Ltd. filed as exhibit 10.10 to Post-Effective Amend ment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of The Willows Limited Partnership filed as exhibit 10.11 to Post-Effective Amendment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.8

10.9 Amended and Restated Agreement of Limited Partnership of Cascade Pines L.P. II filed as exhibit 10.1 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.9

10.10 Amended and Restated Agreement of Limited Partnership of Rosedale Limited Partnership filed as exhibit 10.2 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.10

10.11 Amended and Restated Agreement of Limited Partnership of Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K dated September 17, 1996 is hereby incorporated herein by reference as exhibit 10.11

10.12. Amended and Restated Agreement of Limited Partnership of Broadway Apartments, Limited Partnership filed as exhibit 10.1 to Form 8-K dated April 10, 1997 is hereby incorporated herein by reference as exhibit 10.12.

(d)      Financial  statement  schedule  follows,  as  set forth  in  subsection
         (a)(2) hereof.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


The audit referred to in our report dated June 14, 1999, relating to the 1998 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.


                                                  BDO SEIDMAN, LLP
Orange County, California
June 14, 1999

   WNC Housing Tax Credit Fund V, L.P., Series 3
   Schedule III
   Real Estate Owned by Local Limited Partnerships

                                             ---------------------------------------------------------------------------------------
                                                                        As of December 31, 1998
                                             ---------------------------------------------------------------------------------------
                                              Partnership's Total   Amount of    Encumbrances of                             Net
                                              Investment in Local   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Limited Partnerships  Paid to Date Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

Alliance Apartments I        Alliance,
Limited Partnership          Nebraska         $   604,000         $   604,000    $   615,000  $  1,549,000  $  141,000  $  1,408,000

Blessed Rock of El           El Monte,
Monte                        California         2,511,000           2,511,000      3,841,000     9,289,000     279,000     9,010,000

Broadway Apartments,         Hobbs, New
Limited Partnership          Mexico             2,004,000           1,931,000      1,402,000     3,334,000     156,000     3,178,000

Cascade Pines, L.P. II       Atlanta,
                             Georgia            1,347,000           1,347,000      8,023,000     8,392,000     706,000     7,686,000

Curtis Associates I,         Curtis,
L.P.                         Nebraska              88,000              66,000        427,000       497,000      44,000       453,000

Escatawpa Village            Escatawpa,
Associates, Limited          Mississippi          249,000             249,000        898,000     1,417,000     100,000     1,317,000
Partnership

Evergreen Apartments         Tulsa,
I Limited Partnership        Oklahoma             549,000             549,000        652,000     1,886,000     199,000     1,687,000

Hastings Apartments          Hastings,
I, Limited Partnership       Nebraska             542,000             542,000        611,000     1,335,000     106,000     1,229,000

Heritage Apartments          Berkeley,
I, L.P.                      Missouri             752,000             752,000        694,000     1,679,000      80,000     1,599,000


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships

                                             ---------------------------------------------------------------------------------------
                                                                        As of December 31, 1998
                                             ---------------------------------------------------------------------------------------
                                              Partnership's Total   Amount of    Encumbrances of                             Net
                                              Investment in Local   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Limited Partnerships  Paid to Date Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Hillcrest Associates,        Ontario,
A Limited Partnership        Oregon                354,000            354,000      1,301,000    1,697,000       198,000    1,499,000

Patten Towers, L.P. II       Chattanooga,
                             Tennessee           2,154,000          2,154,000      7,275,000   10,715,000     1,095,000    9,620,000

Prairieland                  Syracuse,
Properties of                Kansas                 85,000             85,000        294,000      511,000        37,000      474,000
Syracuse II, L.P.

Raymond S. King              Greensboro,
Apartments Limited           North Carolina        437,000            437,000        782,000    1,096,000        84,000    1,012,000
Partnership

Rosedale Limited             Silver City,
Partnership                  New Mexico            309,000            309,000      1,324,000    1,679,000       193,000    1,486,000

Shepherd South               Shepherd,
Apartments I, Ltd.           Texas                 121,000            121,000        577,000      720,000        57,000      663,000

Solomon Associates I,        Solomon,
L.P.                         Kansas                138,000            138,000        569,000      716,000        68,000      648,000

Talladega County             Talladega,
Housing Ltd.                 Alabama               653,000            653,000        811,000    1,466,000       112,000    1,354,000

The Willows                  Morganton,
Apartments Limited           North Carolina        841,000            841,000      1,122,000    1,905,000       102,000    1,803,000
Partnership                                     ----------         ----------     ----------   ----------    ----------   ----------
                                            $   13,738,000    $    13,643,000  $  31,218,000 $ 49,883,000   $ 3,757,000 $ 46,126,000
                                                ==========         ==========     ==========   ==========    ==========   ==========

                                       36

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships

                                       --------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                       --------------------------------------------------------------------------
                                                                                     Year        Estimated
                                       Rental                                     Investment    Useful Life
Partnership Name                       Income       Net Loss         Status        Acquired       (Years)
-----------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                      $    65,000    $   (64,000)       Completed          1997             40

Blessed Rock of El Monte             656,000       (111,000)       Completed          1997             40

Broadway Apartments, Limited
Partnership                          152,000       (285,000)       Completed          1997             40

Cascade Pines, L.P. II             1,821,000       (152,000)       Completed          1997             40

Curtis Associates I, L.P.             30,000        (24,000)       Completed          1997           27.5

Escatawpa Village Associates,
Limited Partnership                  119,000        (25,000)       Completed          1997           27.5

Evergreen Apartments I Limited
Partnership                          174,000       (224,000)       Completed          1996             40

Hastings Apartments I, Limited
Partnership                           83,000        (59,000)       Completed          1996             40

Heritage Apartments I, L.P.          102,000        (45,000)       Completed          1997           27.5

Hillcrest Associates, A Limited
Partnership                          188,000        (37,000)       Completed          1997           27.5

Patten Towers, L.P. II             1,483,000        (38,000)       Completed          1996           27.5

Prairieland Properties of
Syracuse II, L.P.                     51,000         (9,000)       Completed          1997           27.5

Raymond S. King Apartments
Limited Partnership                   65,000        (32,000)       Completed          1997             30

Rosedale Limited Partnership         135,000        (47,000)       Completed          1997             30

Shepherd South Apartments I, Ltd.     87,000         (4,000)       Completed          1996             40

Solomon Associates I, L.P.            92,000        (27,000)       Completed          1997           27.5

Talladega County Housing Ltd.         86,000        (41,000)       Completed          1996             40

The Willows Apartments Limited
Partnership                          112,000        (19,000)       Completed          1997             40
                                   ---------      ---------
                                 $ 5,501,000  $  (1,243,000)
                                   =========      =========

                                       37

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:    WNC & Associates, Inc.       General Partner

By:  /s/ John B. Lester, Jr.
John B. Lester, Jr.,
President of WNC & Associates, Inc.

Date: July 27, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 27, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: July 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: July 27, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: July 27, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: July 27, 1999