Form 10-K
period 1999-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1999-08-18
CIK 943904

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 O   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the fiscal year ended ________________________

                                       OR

    X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from January 1, 1999 to March 31, 1999

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 ("the Partnership") is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal and, in some cases, California income tax credits (the "Low Income Housing Credit").

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 1999, the Partnership had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of the dates and for the periods indicated:



                                                           -------------------------------  ----------------------------------------
                                                                As of March 31, 1999                  As of December 31, 1998
                                                           -------------------------------  ----------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                           Total Investment  Amount of                      Low Income  of Local
                                                           in Local Limited  Investment    Number    Occu-  Housing     Limited
Partnership Name       Location      General Partner Name  Partnerships      Paid to Date  of Units  pancy  Credits     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I  Alliance,     Retro Development, Inc.  $     604,000 $    604,000     19       84% $    363,000  $    615,000
Limited Partnership    Nebraska

Blessed Rock of El     El Monte,     Everland, Inc.               2,511,000    2,511,000    137       99%    8,899,000     3,841,000
Monte                  California

Broadway Apartments,   Hobbs, New    Trianon - Broadway, LLC,
Limited Partnership    Mexico        a New Mexico Limited
                                     Liability Company            2,004,000    1,931,000     78       83%    2,335,000     1,402,000

Cascade Pines, L.P. II Atlanta,      Urban Residential
                       Georgia       Management, Inc., a Georgia
                                     Corporation                  1,347,000    1,347,000    376       83%    2,533,000     8,023,000

Curtis Associates I,   Curtis,       Joseph A. Shepard and
L.P.                   Nebraska      Kenneth M. Vitor                88,000       66,000     12       58%      156,000       427,000

Escatawpa Village      Escatawpa,    Clifford E. Olsen              249,000      249,000     32      100%      458,000       898,000
Associates, Limited    Mississippi
Partnership

Evergreen Apartments   Tulsa,        Retro Development, Inc. of
I Limited Partnership  Oklahoma      Oklahoma and Most Worshipful
                                     Prince Hall Grand Lodge        549,000      549,000     76       68%      991,000       652,000

Hastings Apartments    Hastings,     Retro Development, Inc. of
I, Limited Partnership Nebraska      Oklahoma and Most Worshipful
                                     Prince Hall Grand Lodge        542,000      542,000     18       83%    1,005,000       611,000

Heritage Apartments    Berkeley,     Joseph A. Shepard and
I, L.P.                Missouri      Kenneth M. Vitor               752,000      752,000     30      100%    1,333,000       694,000

Hillcrest Associates,  Ontario,      Riley J. Hill                  354,000      354,000     28       96%      683,000     1,301,000
A Limited Partnership  Oregon



                                                           -------------------------------  ----------------------------------------
                                                                As of March 31, 1999                  As of December 31, 1998
                                                           -------------------------------  ----------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                           Total Investment  Amount of                      Low Income  of Local
                                                           in Local Limited  Investment    Number    Occu-  Housing     Limited
Partnership Name       Location      General Partner Name  Partnerships      Paid to Date  of Units  pancy  Credits     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Patten Towers, L.P. II Chattanooga,  Patten Towers Partners,
                       Tennessee     LLC                          2,154,000    2,154,000    221       98%    3,938,000     7,275,000

Prairieland            Syracuse,     Kenneth M. Vitor                85,000       85,000      8      100%      152,000       294,000
Properties of          Kansas
Syracuse II, L.P.

Raymond S. King        Greensboro,   Project Homestead, Inc.        437,000      437,000     23      100%      883,000       782,000
Apartments Limited     North
Partnership            Carolina

Rosedale Limited       Silver City,  Deke Noftsker and ABO
Partnership            New Mexico    Corporation                    309,000      309,000     32       94%      547,000     1,324,000

Shepherd South         Shepherd,     Donald W. Sowell               121,000      121,000     24      100%      223,000       577,000
Apartments I, Ltd.     Texas

Solomon Associates I,  Solomon,      Joseph A. Shepard and
L.P.                   Kansas        Kenneth M. Vitor               138,000      138,000     16      100%      250,000       569,000

Talladega County       Talladega,    Apartment Developers, Inc.
Housing Ltd.           Alabama       and Thomas H. Cooksey          653,000      653,000     30       97%    1,200,000       811,000

The Willows            Morganton,    John C. Loving, Gordon D.
Apartments Limited     North         Brown, Jr. and
Partnership            Carolina      Western N.C.
                                     Housing Partnership            841,000      841,000     36      100%    1,545,000     1,122,000
                                                                 ----------   ----------  -----      ----   ----------    ----------
                                                               $ 13,738,000 $ 13,643,000  1,196       91% $ 27,494,000  $ 31,218,000
                                                                 ==========   ==========  =====      ====   ==========    ==========

                                       6

                                    -------------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                    -------------------------------------------------------------------------------
                                                                                           Low Income Housing
                                                                                           Credits Allocated to
Partnership Name                           Rental Income               Net Loss            Partnership
-------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                               $       65,000        $       (64,000)                    99%

Blessed Rock of El Monte                         656,000               (111,000)                 49.49%

Broadway Apartments, Limited
Partnership                                      152,000               (285,000)                    99%

Cascade Pines, L.P. II                         1,821,000               (152,000)                    98%

Curtis Associates I, L.P.                         30,000                (24,000)                    99%

Escatawpa Village Associates,
Limited Partnership                              119,000                (25,000)                    99%

Evergreen Apartments I Limited
Partnership                                      174,000               (224,000)                    99%

Hastings Apartments I, Limited
Partnership                                       83,000                (59,000)                    99%

Heritage Apartments I, L.P.                      102,000                (45,000)                  98.9%

Hillcrest Associates, A Limited
Partnership                                      188,000                (37,000)                    99%

Patten Towers, L.P. II                         1,483,000                (38,000)                    99%

Prairieland Properties of Syracuse
II, L.P.                                          51,000                 (9,000)                    99%

Raymond S. King Apartments Limited
Partnership                                       65,000                (32,000)                    99%

Rosedale Limited Partnership                     135,000                (47,000)                    99%

Shepherd South Apartments I, Ltd.                 87,000                 (4,000)                    99%

Solomon Associates I, L.P.                        92,000                (27,000)                    99%

Talladega County Housing Ltd.                     86,000                (41,000)                    99%

The Willows Apartments Limited
Partnership                                      112,000                (19,000)                    99%
                                             -----------            -----------
                                         $     5,501,000       $     (1,243,000)
                                             ===========            ===========

                                       7

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

(b)  At March 31, 1999, there were 859 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the three months ended March 31, 1999.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                           March 31                                December 31
                                 -------------------------   -----------------------------------------------------
                                       1999           1998          1998          1997          1996          1995
                                       ----           ----          ----          ----          ----          ----
                                                (Unaudited)
ASSETS
Cash and cash equivalents      $    911,080   $  1,530,527  $    950,372  $  2,018,591  $  2,567,217  $    660,999
Cash in escrow                            -              -             -             -             -     1,873,262
Subscriptions receivable                  -              -             -             -     2,195,000       484,000
Investments in limited
  partnerships, net              12,250,789     13,574,257    12,559,525    13,836,734    12,782,751     1,046,532
Interest receivable                       -              -             -        19,435             -             -
Loan receivable                           -              -             -             -       522,190       661,306
Other assets                              -          4,492             -             -       105,998            73
                                 ----------     ----------    ----------    ----------    ----------    ----------
                               $ 13,161,869  $  15,109,276  $ 13,509,897  $ 15,874,760  $ 18,173,156  $  4,726,172
                                 ==========     ==========    ==========    ==========    ==========    ==========
LIABILITIES
Due to limited partnerships    $     95,030  $     692,287  $     95,030  $  1,290,351  $  2,822,885  $    309,852
Accrued fees and expenses
  due to general partner
  and  affiliates                    28,677         18,329        62,496         4,640        43,807       570,137

PARTNERS' EQUITY                 13,038,162     14,398,660    13,352,371    14,579,769    15,306,464     3,846,183
                                 ----------     ----------    ----------    ----------    ----------    ----------
                               $ 13,161,869  $  15,109,276  $ 13,509,897  $ 15,874,760  $ 18,173,156  $  4,726,172
                                 ==========     ==========    ==========    ==========    ==========    ==========

Selected results of operations, cash flows, and other information for the Partnership is as follows:

                                   For the Three Months
                                      Ended March 31                   For the Years Ended December 31
                                 -------------------------   -----------------------------------------------------
                                      1999           1998          1998          1997          1996          1995
                                      ----           ----          ----          ----          ----          ----
                                               (Unaudited)
Income (loss) from
  operations                   $   (20,391)  $    (10,209) $    (52,065)  $    20,214   $   117,374   $    (9,346)
Equity in losses of limited
  partnerships                    (293,818)      (170,900)   (1,175,333)     (789,697)     (185,071)         (343)
                                ----------    -----------   -----------    ----------    ----------    ----------

Net loss                       $  (314,209)  $   (181,109) $ (1,227,398)  $  (769,483)  $   (67,697)  $    (9,689)
                                ==========    ===========   ===========    ==========    ==========    ==========
Net loss allocated to:
   General partner             $    (3,142)  $     (1,811) $    (12,274)  $    (7,695)  $      (677)  $       (97)
                                ==========    ===========   ===========    ==========    ==========    ==========
   Limited partners            $  (311,067)  $   (179,298) $ (1,215,124)  $  (761,788)  $   (67,020)  $    (9,592)
                                ==========    ===========   ===========    ==========    ==========    ==========
Net loss per limited
  partner unit                 $    (17.28)  $      (9.96) $     (67.51)  $    (42.32)  $     (4.94)  $    (14.58)
                                ==========    ===========   ===========    ==========    ==========    ==========
Outstanding weighted
  limited partner units        $    18,000   $     18,000  $     18,000   $    18,000   $    13,564   $       658
                                ==========    ===========   ===========    ==========    ==========    ==========

                                   For the Three Months
                                      Ended March 31                     For the Years Ended December 31
                                 -------------------------   -----------------------------------------------------
                                      1999           1998          1998          1997          1996          1995
                                      ----           ----          ----          ----          ----          ----
                                               (Unaudited)
Net cash provided by
  (used in):
   Operating activities        $   (45,335)  $     27,295  $     60,991   $   102,215   $  (205,999)  $     3,402
   Investing activities              6,043       (515,359)   (1,129,210)   (2,888,629)   (7,704,761)   (2,944,048)
   Financing activities                  -              -             -     2,237,788     9,816,978     3,601,645
                                ----------    -----------   -----------    ----------    ----------    ----------
Net change in cash and cash
  equivalents                      (39,292)      (488,064)   (1,068,219)     (548,626)    1,906,218       660,999

Cash and cash equivalents,
  beginning of period              950,372      2,018,591     2,018,591     2,567,217       660,999             -
                                ----------    -----------   -----------    ----------    ----------    ----------
Cash and cash equivalents,
  end of period                $   911,080   $  1,530,527  $    950,372   $ 2,018,591   $ 2,567,217   $   660,999
                                ==========    ===========   ===========    ==========    ==========    ==========

Low Income  Housing  Credit per Unit was as follows for the years ended December 31:

                                      1998           1997          1996          1995
                                      ----           ----          ----          ----
Federal                        $       131   $         83  $         59   $        14
State                                    -              -             -             -
                                 ---------      ---------     ---------     ---------
Total                          $       131   $         83  $         59   $        14
                                 =========      =========     =========     =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 1999 consisted primarily of $911,080 in cash and aggregate investments in the eighteen Local Limited Partnerships of $12,250,789. Liabilities at March 31, 1999 primarily consisted of $95,030 due to limited partnerships and $28,677 of accrued annual management fees and reimbursements due to the General Partner.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $(314,000), reflecting an increase of $133,000 from the net loss experienced for the three months ended March 31, 1998. The increase in net loss is due to equity in losses of limited partnerships which increased by $123,000 to $(294,000) for the three month period ended March 31, 1999 from $(171,000) for the three month period ended March 31, 1998. In addition to the increase in equity in losses of limited partnerships, the Partnership experienced an increase in net loss from operations of $10,000 to $(20,000) for the three month period ended March 31, 1999 from $(10,000) for the three month period ended March 31, 1998 due to a decrease in interest income of $7,000 and an increase in operating expenses of $3,000.

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

Cash Flows

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net decrease in cash during the three months ended March 31, 1999 was $(39,000) compared to a net decrease in cash for the three months ended March 31, 1998 of $(488,000). The change was due primarily to a decrease in investments in limited partnerships of $523,000 offset by an increase in cash paid to the General Partner or affiliates of $48,000 and a decrease in interest received of $22,000.

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

During the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, decreased by $34,000 and increased by $58,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 1999, to be sufficient to meet all currently forseeable future cash requirements.

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

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 83% of the total assets of the Partnership at March 31, 1999 and December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                  /s/ BDO SEIDMAN, LLP
                                                  BDO SEIDMAN, LLP

Orange County, California
August 2, 1999

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



                                           /s/ CORBIN & WERTZ
                                           CORBIN & WERTZ

Irvine, California
April 21, 1998

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                              March 31                        December 31
                                                    ------------------------------   ------------------------------
                                                            1999             1998             1998            1997
                                                            ----             ----             ----            ----
                                                                       (Unaudited)
ASSETS
Cash and cash equivalents                         $      911,080   $    1,530,527   $      950,372  $    2,018,591
Investments in limited partnerships (Note 2)          12,250,789       13,574,257       12,559,525      13,836,734
Interest receivable                                            -                -                -          19,435
Other assets                                                   -            4,492                -               -
                                                     -----------      -----------      -----------     -----------
                                                  $   13,161,869   $   15,109,276   $   13,509,897  $   15,874,760
                                                     ===========      ===========      ===========     ===========
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 4)       $       95,030   $      692,287   $       95,030  $    1,290,351
  Accrued fees and advances due to General
    Partner and affiliates (Note 3)                       28,677           18,329           62,496           4,640
                                                     -----------      -----------      -----------     -----------
     Total liabilities                                   123,707          710,616          157,526       1,294,991
                                                     -----------      -----------      -----------     -----------
Partners' equity (deficit):
  General partner                                        (45,109)         (31,504)         (41,967)        (29,693)
  Limited partners (25,000 units authorized,
    18,000 units issued and outstanding)              13,083,271       14,430,164       13,394,338      14,609,462
                                                     -----------      -----------      -----------     -----------
    Total partners' equity                            13,038,162       14,398,660       13,352,371      14,579,769
                                                     -----------      -----------      -----------     -----------
                                                  $   13,161,869   $   15,109,276   $   13,509,897  $   15,874,760
                                                     ===========      ===========      ===========     ===========


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                          For the Three Months Ended
                                                  March 31                       For the Years Ended December 31
                                         ----------------------------   -------------------------------------------
                                                1999            1998           1998            1997           1996
                                                ----            ----           ----            ----           ----
                                                        (Unaudited)
Interest income                        $       9,994  $       17,039  $      55,326  $      121,703  $     209,940
                                        ------------   -------------   ------------    ------------   ------------
Operating expenses:
  Amortization (Note 2)                        8,875           8,872         35,765          34,605         23,436
  Asset management fees (Note 3)              12,375          12,375         49,500          49,500         49,500
  Other                                        9,135           6,001         22,126          17,384         19,630
                                        ------------   -------------   ------------    ------------   ------------

    Total operating expenses                  30,385          27,248        107,391         101,489         92,566
                                        ------------   -------------   ------------    ------------   ------------

Income (loss) from operations                (20,391)        (10,209)       (52,065)         20,214        117,374

Equity in losses of limited
  partnerships (Note 2)                     (293,818)       (170,900)    (1,175,333)       (789,697)      (185,071)
                                        ------------   -------------   ------------    ------------   ------------

Net loss                               $    (314,209) $     (181,109) $  (1,227,398) $     (769,483) $     (67,697)
                                        ============   =============   ============    ============   ============
Net loss allocated to:
   General partner                     $      (3,142) $       (1,811) $     (12,274) $       (7,695) $        (677)
                                        ============   =============   ============    ============   ============
   Limited partners                    $    (311,067) $     (179,298) $  (1,215,124) $     (761,788) $     (67,020)
                                        ============   =============   ============    ============   ============

Net loss per limited partner unit      $      (17.28) $        (9.96) $      (67.51) $       (42.32) $       (4.94)
                                        ============   =============   ============    ============   ============

Outstanding weighted limited
  partner units                               18,000          18,000         18,000          18,000         13,564
                                        ============   =============   ============    ============   ============



                 See accompanying notes to financial statements
                                       16

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Three Months Ended March 31, 1999 and
              For The Years Ended December 31, 1998, 1997 and 1996


                                         General         Limited
                                         Partner         Partners       Total
                                         -------         --------       -----
Partners' equity (deficit)
  at January 1, 1996                $    (6,029)    $   3,852,212  $  3,846,183

Capital contributions,
  net of discount of $438,015                 -        13,064,985    13,064,985

Cash collected on notes
  receivable (Note 6)                         -            35,000        35,000

Capital issued for notes
  receivable (Note 6)                         -           (55,000)      (55,000)

Offering expenses                        (15,170)      (1,501,837)   (1,517,007)

Net loss                                    (677)         (67,020)      (67,697)
                                     -----------      -----------   -----------
Partners' equity (deficit)
  at December 31, 1996                   (21,876)      15,328,340    15,306,464

Offering expenses                           (122)         (12,090)      (12,212)

Cash collected on notes
  receivable (Note 6)                          -           55,000        55,000

Net loss                                  (7,695)        (761,788)     (769,483)
                                      -----------     -----------   -----------
Partners' equity (deficit)
  at December 31, 1997                   (29,693)      14,609,462    14,579,769

Net loss                                 (12,274)      (1,215,124)   (1,227,398)
                                     -----------      -----------   -----------
Partners' equity (deficit)
  at December 31, 1998                   (41,967)      13,394,338    13,352,371

Net loss                                  (3,142)        (311,067)     (314,209)
                                     -----------      -----------   -----------
Partners' equity (deficit)
  at March 31, 1999                 $    (45,109)   $  13,083,271  $ 13,038,162
                                     ===========      ===========   ===========


                 See accompanying notes to financial statements
                                       17

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                              For the Three Months
                                                Ended March 31                For the Years Ended December 31
                                          --------------------------    -----------------------------------------
                                                1999           1998           1998           1997           1996
                                                ----           ----           ----           ----           ----
                                                         (Unaudited)
Cash flows from operating activities:
  Net loss                              $   (314,209)  $   (181,109)  $ (1,227,398)  $   (769,483)  $    (67,697)
  Adjustments  to reconcile  net loss
    to net cash provided by (used in)
    operating activities:
    Amortization                               8,875          8,872         35,765         34,605         23,436
    Equity in losses of limited
      partnerships                           293,818        170,900      1,175,333        789,697        185,071
    Change in interest receivable                  -         14,943         19,435         86,563       (105,925)
    Increase  in accrued fees and
      expenses due to general partner
      and affiliates                         (33,819)        13,689         57,856        (39,167)      (240,884)
                                         -----------    -----------    -----------    -----------    -----------
Net cash provided by (used in)
  operating activities                       (45,335)        27,295         60,991        102,215       (205,999)
                                         -----------    -----------    -----------    -----------    -----------
Cash flows from investing activities:
  Investments in limited
    partnerships, net                              -       (522,922)    (1,120,181)    (3,432,735)    (8,693,189)
  Cash in escrow                                   -              -              -              -      1,873,262
  Loans receivable                                 -              -              -        522,190        139,116
  Capitalized acquisition costs
    and fees                                  (1,520)             -        (32,076)       (28,975)    (1,023,950)
  Return of acquisition fees (Note 3)              -              -              -         42,551              -
  Distributions from limited
    partnerships                               7,563          7,563         23,047          8,340              -
                                         -----------    -----------    -----------    -----------    -----------
Net cash provided by (used in)
  investing activities                         6,043       (515,359)    (1,129,210)    (2,888,629)    (7,704,761)
                                         -----------    -----------    -----------    -----------    -----------
Cash flows from financing activities:
  Capital contributions from partners              -              -              -      2,250,000     11,333,985
  Offering expenses                                -              -              -        (12,212)    (1,517,007)
                                         -----------    -----------    -----------    -----------    -----------
Net cash provided by financing
  activities                                       -              -              -      2,237,788      9,816,978
                                         -----------    -----------    -----------    -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                           (39,292)      (488,064)    (1,068,219)      (548,626)     1,906,218

Cash and cash equivalents, beginning
  of period                                  950,372      2,018,591      2,018,591      2,567,217        660,999
                                         -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents, end of
  period                                $    911,080   $  1,530,527   $    950,372   $  2,018,591   $  2,567,217
                                         ===========    ===========    ===========    ===========    ===========


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED






                                            For the Three Months
                                               Ended March 31                 For the Years Ended December 31
                                          --------------------------    -----------------------------------------

                                                1999           1998           1998           1997           1996
                                                ----           ----           ----           ----           ----
                                                         (Unaudited)
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION

   Taxes paid                           $          -   $          -   $        800   $        800   $        800
                                          ===========    ===========    ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
   During 1997, the Partnership incurred, but did not pay, $526,643 of payables to limited partnerships (in connection with its investments in limited partnerships) (see Note 4).














                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996


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

The general partner is WNC & Associates, Inc. ("WNC"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns 28.6% of the outstanding stock of WNC.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in January 1996, at which time 18,000 Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

Change in Reporting Year End

The Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

Due to the change in year end, unaudited financial information as of and for the three months ended March 31, 1998 is included in the financial statements for comparative purposes only. The financial statements as of and for the three months ended March 31, 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Partnership for the interim period.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

Losses from limited partnerships for the years ended December 31, 1998, 1997 and 1996 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 and 1998 have been estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,132,000 at the end of all periods presented.

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership had cash equivalents of $0, $0 and $978,453, respectively, representing U.S. Treasury Bills.

Concentration of Credit Risk

At March 31, 1999, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1999 presentation.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership has acquired limited partnership interests in 18 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,196 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amounts.

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheet at December 31, 1998 and 1997, are approximately $1,187,000 and $2,206,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During 1999 and 1998, no investment accounts in Local Limited Partnerships reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                            For the Three
                                                            Months Ended               For the Years Ended
                                                               March 31                     December 31
                                                           ---------------     -----------------------------------
                                                                      1999               1998                1997
                                                                      ----               ----                ----
Investments per balance sheet, beginning of period        $     12,559,525   $     13,836,734    $     12,782,751
Capital contributions paid, net                                          -                  -           1,373,557
Capital contributions payable to limited partnerships                    -                  -             526,644
Capitalized acquisition fees and costs                               1,520             32,076              28,975
Tax credit adjustments                                                   -            (75,140)                  -
Return of acquisition fees (Note 4)                                      -                  -             (42,551)
Distributions received                                              (7,563)           (23,047)             (8,340)
Equity in losses of limited partnerships                          (293,818)        (1,175,333)           (789,697)
Amortization of paid acquisition fees and costs                     (8,875)           (35,765)            (34,605)
                                                               -----------        -----------         -----------
Investments per balance sheet, end of period              $     12,250,789   $     12,559,525    $     13,836,734
                                                               ===========        ===========         ===========

                                       23

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                    1998                1997
                                                                    ----                ----
ASSETS
Buildings and improvements, net of accumulated
  depreciation of $3,757,000 and $2,187,000,
  respectively                                               $     43,183,000    $     44,490,000
Construction in progress                                                    -              95,000
Land                                                                2,943,000           2,939,000
Other assets (including due from affiliates of $44,000
  and $235,000 as of December 31, 1998 and 1997,
  respectively)                                                     4,293,000           4,608,000
                                                                  -----------         -----------

                                                             $     50,419,000    $     52,132,000
                                                                  ===========         ===========
LIABILITIES

Mortgage and construction loans payable                      $     31,218,000    $     32,582,000
Other liabilities (including due to related parties of
  $3,459,000 and $3,667,000 as of December 31, 1998
  and 1997, respectively)                                           4,714,000           5,143,000
                                                                  -----------         -----------
                                                                   35,932,000          37,725,000
                                                                  -----------         -----------
PARTNERS' CAPITAL

WNC California Housing Tax Credits Fund, V,
  L.P., Series 3                                                   11,373,000          11,631,000
Other partners                                                      3,114,000           2,776,000
                                                                  -----------         -----------
                                                                   14,487,000          14,407,000
                                                                  -----------         -----------
                                                             $     50,419,000    $     52,132,000
                                                                  ===========         ===========

                                       24

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                       1998               1997                1996
                                                       ----               ----                ----

Revenues                                   $      5,705,000   $      5,339,000    $      3,981,000
                                                -----------        -----------         -----------
Expenses:
  Operating expenses                              3,580,000          3,331,000           2,053,000
  Interest expense                                1,739,000          1,625,000           1,282,000
  Depreciation and amortization                   1,629,000          1,246,000             864,000
                                                -----------        -----------         -----------
   Total expenses                                 6,948,000          6,202,000           4,199,000
                                                -----------        -----------         -----------

Net loss                                   $     (1,243,000) $        (863,000)   $       (218,000)
                                                ===========        ===========         ===========

Net loss allocable to the Partnership      $     (1,175,000) $        (790,000)   $       (185,000)
                                                ===========        ===========         ===========

Net loss recorded by the Partnership       $     (1,175,000) $        (790,000)   $       (185,000)
                                                ===========        ===========         ===========

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1996, the Partnership incurred acquisition fees of $1,008,550 which were included in investments in limited partnerships. During 1997, acquisition fees of $42,551 were returned to the Partnership by an affiliate, as allowed by the terms of the Partnership Agreement, resulting in acquisition fees of $965,999 for all periods presented. Accumulated amortization of these capitalized costs was $94,962, $86,912 and $54,714 as of March 31, 1999 and December 31, 1998 and
     1997, respectively.

     Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership incurred acquisition costs of $132,607, $131,087 and $99,011, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $8,173, $7,348 and $3,781 as of March 31, 1999 and December 31, 1998,
     1997, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

     An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Management fees of $12,375 were incurred during the three months ended March 31, 1999 and $49,500 were incurred for 1998, 1997 and 1996, of which $49,500 was paid during the three months ended March 31, 1999 and $0 $110,000 and $0 were paid during 1998, 1997 and 1996, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                   March 31                   December 31
                                               ---------------     -----------------------------------

                                                          1999               1998                1997
                                                          ----               ----                ----
Reimbursements for expenses paid by the       $         14,935   $         11,629    $          3,273
  General Partner or an affiliate

Asset management fee payable                            13,742             50,867               1,367
                                                  ------------       ------------        ------------
Total                                         $         28,677   $         62,496    $          4,640
                                                  ============       ============        ============

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

NOT APPLICABLE

PART III.

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Fees of $12,375 and $49,500 were incurred during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $49,500 and $0 of these fees during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended March 31, 1999 or during the year ended December 31, 1998, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

                                                                           Amount of
                                                                             Units
             Title of Class       Name and Address of Beneficial Owner     Controlled     Percent of Class
     -------------------------- -------------------------------------- ---------------- ------------------
          Units of Limited              Sempra Energy Financial           4,560 units          25.3%
        Partnership Interests               P.O. Box 126943
                                       San Diego, CA 92113-6943

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 1999 and 1998  (Unaudited)  and  December 31,
           1998 and 1997
         Statements of Operations  for the three months ended March 31, 1999 and
           1998 (Unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Statements of  Partners' Equity (Deficit) for  the  three  months ended
           March 31, 1999 and for the years  ended  December 31, 1998, 1997  and
            1996
         Statements of Cash Flows for the three months  ended March 31, 1999 and
           1998 (Unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants on Financial  State-
           ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K

1. A Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the Partnership's change in fiscal year end to March 31. No financial statements were included.

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

(d)      Financial  statement  schedules  follow,  as set  forth in  subsection
         (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


The audits referred to in our report dated August 2, 1999, relating to the 1999 and 1998 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                              /s/ BDO SEIDMAN, LLP
                                              BDO SEIDMAN, LLP


Orange County, California
August 2, 1999

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                         ----------------------------------   ------------------------------------------------------
                                                As of March 31, 1999                            As of December 31, 1998
                                         ----------------------------------   ------------------------------------------------------
                                         Partnership's Total   Amount of       Encumbrances of                               Net
                                         Investment in Local   Investment      Local Limited   Property and   Accumulated    Book
Partnership Name           Location      Limited Partnerships  Paid to Date    Partnerships    Equipment      Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I      Alliance,
Limited Partnership        Nebraska       $     604,000     $    604,000       $    615,000 $  1,549,000   $   141,000  $  1,408,000

Blessed Rock of El Monte   El Monte,
                           California         2,511,000        2,511,000          3,841,000    9,289,000       279,000     9,010,000

Broadway Apartments,       Hobbs,
Limited Partnership        New Mexico         2,004,000        1,931,000          1,402,000    3,334,000       156,000     3,178,000

Cascade Pines, L.P. II     Atlanta,
                           Georgia            1,347,000        1,347,000          8,023,000    8,392,000       706,000     7,686,000

Curtis Associates I, L.P.  Curtis,
                           Nebraska              88,000           66,000            427,000      497,000        44,000       453,000

Escatawpa Village          Escatawpa,
Associates, Limited        Mississippi          249,000          249,000            898,000    1,417,000       100,000     1,317,000
Partnership

Evergreen Apartments I     Tulsa,
Limited Partnership        Oklahoma             549,000          549,000            652,000    1,886,000       199,000     1,687,000

Hastings Apartments I,     Hastings,
Limited Partnership        Nebraska             542,000          542,000            611,000    1,335,000       106,000     1,229,000

Heritage Apartments I,     Berkeley,
L.P.                       Missouri             752,000          752,000            694,000    1,679,000        80,000     1,599,000


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                         ----------------------------------   ------------------------------------------------------
                                                As of March 31, 1999                             As of December 31, 1998
                                         ----------------------------------   ------------------------------------------------------
                                         Partnership's Total   Amount of       Encumbrances of                               Net
                                         Investment in Local   Investment      Local Limited   Property and   Accumulated    Book
Partnership Name           Location      Limited Partnerships  Paid to Date    Partnerships    Equipment      Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Hillcrest Associates, a    Ontario,
Limited Partnership        Oregon               354,000          354,000          1,301,000    1,697,000       198,000     1,499,000

Patten Towers, L.P. II     Chattanooga,
                           Tennessee          2,154,000        2,154,000          7,275,000   10,715,000     1,095,000     9,620,000

Prairieland Properties     Syracuse,
of Syracuse II, L.P.       Kansas                85,000           85,000            294,000      511,000        37,000       474,000

Raymond S. King            Greensboro,
Apartments                 North Carolina       437,000          437,000            782,000    1,096,000        84,000     1,012,000
Limited
Partnership

Rosedale Limited           Silver City,
Partnership                New Mexico           309,000          309,000          1,324,000    1,679,000       193,000     1,486,000

Shepherd South             Shepherd,
Apartments I, Ltd.         Texas                121,000          121,000            577,000      720,000        57,000       663,000

Solomon Associates I,      Solomon,
L.P.                       Kansas               138,000          138,000            569,000      716,000        68,000       648,000

Talladega County           Talladega,
Housing Ltd.               Alabama              653,000          653,000            811,000    1,466,000       112,000     1,354,000

The Willows Apartments     Morganton, North
Limited Partnership        Carolina             841,000          841,000          1,122,000    1,905,000       102,000     1,803,000
                                             ----------       ----------         ----------   ----------     ---------    ----------
                                          $  13,738,000     $ 13,643,000       $ 31,218,000 $ 49,883,000   $ 3,757,000  $ 46,126,000
                                             ==========       ==========         ==========   ==========     =========    ==========

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                         ---------------------------------------------------------------------------------
                                                                  For the year ended December 31, 1998
                                         ---------------------------------------------------------------------------------
                                                                                                Year          Estimated
                                                                                                Investment    Useful Life
Partnership Name                             Rental Income       Net Loss         Status        Acquired      (Years)
--------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                 $       65,000   $    (64,000)       Completed          1997             40

Blessed Rock of El Monte                           656,000       (111,000)       Completed          1997             40

Broadway Apartments, Limited
Partnership                                        152,000       (285,000)       Completed          1997             40

Cascade Pines, L.P. II                           1,821,000       (152,000)       Completed          1997             40

Curtis Associates I, L.P.                           30,000        (24,000)       Completed          1997           27.5

Escatawpa Village Associates, Limited
Partnership                                        119,000        (25,000)       Completed          1997           27.5

Evergreen Apartments I Limited
Partnership                                        174,000       (224,000)       Completed          1996             40

Hastings Apartments I, Limited
Partnership                                         83,000        (59,000)       Completed          1996             40

Heritage Apartments I, L.P.                        102,000        (45,000)       Completed          1997           27.5

Hillcrest Associates, A Limited
Partnership                                        188,000        (37,000)       Completed          1997           27.5

Patten Towers, L.P. II                           1,483,000        (38,000)       Completed          1996           27.5

Prairieland Properties of Syracuse
II, L.P.                                            51,000         (9,000)       Completed          1997           27.5

Raymond S. King Apartments Limited
Partnership                                         65,000        (32,000)       Completed          1997             30

Rosedale Limited Partnership                       135,000        (47,000)       Completed          1997             30

Shepherd South Apartments I, Ltd.                   87,000         (4,000)       Completed          1996             40

Solomon Associates I, L.P.                          92,000        (27,000)       Completed          1997           27.5

Talladega County Housing Ltd.                       86,000        (41,000)       Completed          1996             40

The Willows Apartments Limited
Partnership                                        112,000        (19,000)       Completed          1997             40
                                              ------------     ----------
                                            $    5,501,000   $ (1,243,000)
                                              ============     ==========

                                       37

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                         -------------------------------------------------------------------------------------------
                                                                              As of December 31, 1998
                                         -------------------------------------------------------------------------------------------
                                         Partnership's Total   Amount of       Encumbrances of                               Net
                                         Investment in Local   Investment      Local Limited   Property and   Accumulated    Book
Partnership Name           Location      Limited Partnerships  Paid to Date    Partnerships    Equipment      Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I      Alliance,
Limited Partnership        Nebraska       $     604,000     $    604,000       $    615,000 $  1,549,000   $   141,000  $  1,408,000

Blessed Rock of El Monte   El Monte,
                           California         2,511,000        2,511,000          3,841,000    9,289,000       279,000     9,010,000

Broadway Apartments,       Hobbs,
Limited Partnership        New Mexico         2,004,000        1,931,000          1,402,000    3,334,000       156,000     3,178,000

Cascade Pines, L.P. II     Atlanta,
                           Georgia            1,347,000        1,347,000          8,023,000    8,392,000       706,000     7,686,000

Curtis Associates I, L.P.  Curtis,
                           Nebraska              88,000           66,000            427,000      497,000        44,000       453,000

Escatawpa Village          Escatawpa,
Associates, Limited        Mississippi          249,000          249,000            898,000    1,417,000       100,000     1,317,000
Partnership

Evergreen Apartments I     Tulsa,
Limited Partnership        Oklahoma             549,000          549,000            652,000    1,886,000       199,000     1,687,000

Hastings Apartments I,     Hastings,
Limited Partnership        Nebraska             542,000          542,000            611,000    1,335,000       106,000     1,229,000

Heritage Apartments I,     Berkeley,
L.P.                       Missouri             752,000          752,000            694,000    1,679,000        80,000     1,599,000


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                         -------------------------------------------------------------------------------------------
                                                                             As of December 31, 1998
                                         -------------------------------------------------------------------------------------------
                                         Partnership's Total   Amount of       Encumbrances of                               Net
                                         Investment in Local   Investment      Local Limited   Property and   Accumulated    Book
Partnership Name           Location      Limited Partnerships  Paid to Date    Partnerships    Equipment      Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Hillcrest Associates, a    Ontario,
Limited Partnership        Oregon               354,000          354,000          1,301,000    1,697,000       198,000     1,499,000

Patten Towers, L.P. II     Chattanooga,
                           Tennessee          2,154,000        2,154,000          7,275,000   10,715,000     1,095,000     9,620,000

Prairieland Properties     Syracuse,
of Syracuse II, L.P.       Kansas                85,000           85,000            294,000      511,000        37,000       474,000

Raymond S. King            Greensboro,
Apartments                 North Carolina       437,000          437,000            782,000    1,096,000        84,000     1,012,000
Limited
Partnership

Rosedale Limited           Silver City,
Partnership                New Mexico           309,000          309,000          1,324,000    1,679,000       193,000     1,486,000

Shepherd South             Shepherd,
Apartments I, Ltd.         Texas                121,000          121,000            577,000      720,000        57,000       663,000

Solomon Associates I,      Solomon,
L.P.                       Kansas               138,000          138,000            569,000      716,000        68,000       648,000

Talladega County           Talladega,
Housing Ltd.               Alabama              653,000          653,000            811,000    1,466,000       112,000     1,354,000

The Willows Apartments     Morganton, North
Limited Partnership        Carolina             841,000          841,000          1,122,000    1,905,000       102,000     1,803,000
                                             ----------       ----------         ----------   ----------     ---------    ----------
                                          $  13,738,000     $ 13,643,000       $ 31,218,000 $ 49,883,000   $ 3,757,000  $ 46,126,000
                                             ==========       ==========         ==========   ==========     =========    ==========

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                         ---------------------------------------------------------------------------------
                                                                  For the year ended December 31, 1998
                                         ---------------------------------------------------------------------------------
                                                                                                Year          Estimated
                                                                                                Investment    Useful Life
Partnership Name                             Rental Income       Net Loss         Status        Acquired      (Years)
--------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                 $       65,000   $    (64,000)       Completed          1997             40

Blessed Rock of El Monte                           656,000       (111,000)       Completed          1997             40

Broadway Apartments, Limited
Partnership                                        152,000       (285,000)       Completed          1997             40

Cascade Pines, L.P. II                           1,821,000       (152,000)       Completed          1997             40

Curtis Associates I, L.P.                           30,000        (24,000)       Completed          1997           27.5

Escatawpa Village Associates, Limited
Partnership                                        119,000        (25,000)       Completed          1997           27.5

Evergreen Apartments I Limited
Partnership                                        174,000       (224,000)       Completed          1996             40

Hastings Apartments I, Limited
Partnership                                         83,000        (59,000)       Completed          1996             40

Heritage Apartments I, L.P.                        102,000        (45,000)       Completed          1997           27.5

Hillcrest Associates, A Limited
Partnership                                        188,000        (37,000)       Completed          1997           27.5

Patten Towers, L.P. II                           1,483,000        (38,000)       Completed          1996           27.5

Prairieland Properties of Syracuse
II, L.P.                                            51,000         (9,000)       Completed          1997           27.5

Raymond S. King Apartments Limited
Partnership                                         65,000        (32,000)       Completed          1997             30

Rosedale Limited Partnership                       135,000        (47,000)       Completed          1997             30

Shepherd South Apartments I, Ltd.                   87,000         (4,000)       Completed          1996             40

Solomon Associates I, L.P.                          92,000        (27,000)       Completed          1997           27.5

Talladega County Housing Ltd.                       86,000        (41,000)       Completed          1996             40

The Willows Apartments Limited
Partnership                                        112,000        (19,000)       Completed          1997             40
                                              ------------     ----------
                                            $    5,501,000   $ (1,243,000)
                                              ============     ==========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:    WNC & Associates, Inc.       General Partner

By:  /s/ John B. Lester, Jr.
John B. Lester, Jr.,
President of WNC & Associates, Inc.

Date: _______, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: _______, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: _______, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: _______, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: _______, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: _______, 1999