Form 10-Q
period 1999-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1999-09-03
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-21895


                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3


California                                                           33-6163848
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)


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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER NEDED JUNE 30, 1999



PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements
        Balance Sheets, June 30, 1999 and March 31, 1999..............3

        Statements of Operations For the
          Three Months Ended June 30, 1999 and 1998...................4

        Statement of Partners' Equity For the
          Three Months Ended June 30, 1999............................5

        Statements of Cash Flows For the
          Three Months Ended June 30, 1999 and 1998...................6

        Notes to Financial Statements.................................7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................12

   Item 3.  Quantitative and Qualitative Disclosures
            Above Market Risks.......................................14

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.........................14

   Signatures........................................................15

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                          June 30, 1999 & March 31, 1998





                                              June 30, 1999      March 31, 1999
                                              -------------      --------------
                                               (Unaudited)
                                     ASSETS

Cash and cash equivalents                     $     897,092       $     911,080
Investment in limited
  partnerships - Note 2                          12,193,305          12,250,789
                                                 ----------          ----------

                                              $  13,090,397       $  13,161,869
                                                 ==========          ==========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships - Note 4      $      95,030       $      95,030
Accrued fees and expenses due to
  general partner and affiliates - Note 3           269,043              28,677
                                                 ----------          ----------

  Total Liabilities                                 364,073             123,707
                                                 ----------          ----------

Partners' equity (deficit):
  General partner                                   (48,227)            (45,109)
  Limited partners
    (18,000 units issued
    and outstanding)                             12,774,551          13,083,271
                                                 ----------          ----------

  Total partners' equity                         12,726,324          13,038,162
                                                 ----------          ----------

                                              $  13,090,397       $  13,161,869
                                                 ==========          ==========

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                 For the Three Months Ended June 30, 1999 & 1998
                                   (Unaudited)

                                                   1999                    1998
                                                   ----                    ----

Interest income                       $           9,386       $          14,975
                                            -----------             -----------
Operating expenses:
Amortization                                      9,055                   8,875
Asset management fees - Note 3                   12,375                  12,375
Other                                             5,976                  14,250
                                            -----------             -----------

Total operating expenses                         27,406                  35,550
                                            -----------             -----------

Loss from operations                            (18,020)                (20,525)
Equity in loss of
  limited partnerships                         (293,818)               (197,100)
                                            -----------             -----------

Net loss                              $        (311,838)      $        (217,625)
                                            ===========             ===========
Net loss allocated to:
  General partner                     $          (3,118)      $          (2,176)
                                            ===========             ===========

  Limited partners                    $        (308,720)      $        (215,449)
                                            ===========             ===========
Net loss per weighted limited
  partner unit (18,000 units
  issued and outstanding)             $             (17)      $             (12)
                                            ===========             ===========

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                     For the Three Months Ended June 30, 1999
                                   (Unaudited)

                                        General        Limited
                                        Partner        Partners          Total
                                        -------        --------          -----

Equity (deficit), March 30, 1999     $  (45,109)  $  13,083,271   $ 13,038,162

Net loss for the three months ended
  June 30, 1999                          (3,118)       (308,720)      (311,838)
                                        -------      ----------     ----------

Equity (deficit), June 30, 1999      $  (48,227)  $  12,774,551   $ 12,726,324
                                        =======      ==========     ==========








                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                            1999           1998
                                                            ----           ----
Cash flows from operating activities:
  Net loss                                            $ (311,838)  $   (217,625)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Equity in loss of limited partnerships             293,818        197,100
      Amortization                                         9,055          8,875
      Asset management fee                                12,375         12,375
      Change in other assets                                   -          4,493
      Advances for expenses due to
        general partner and affiliates                     5,177         (2,140)
                                                        --------      ---------

     Net cash provided by operating activities             8,587          3,078
                                                        --------      ---------
Cash flows from investing activities:
  Investment in limited partnerships                           -       (447,257)
  Distributions from local limited partnerships            2,425         15,483
  Acquisition costs and fees                             (25,000)             -
                                                        --------      ---------

     Net cash used in investing activities               (22,575)      (431,774)
                                                        --------      ---------

Net (decrease) in cash and cash equivalents              (13,988)      (428,696)

Cash and cash equivalents, beginning of period           911,080      1,530,527
                                                        --------      ---------

Cash and cash equivalents, end of period              $  897,092  $   1,101,831
                                                        ========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
       Taxes paid                                     $      800  $         800
                                                        ========      =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

   During 1999, the Partnership  incurred,  but did not pay, $222,814 of payable
   for  acquisition   fees  (in  connection  with  its  investments  in  limited partnerships) (see Note 2).

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended March 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 1999
                                   (Unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                              June 30, 1999     March 31, 1999
                                              -------------     --------------
Investment Balance - beginning of period       $ 12,250,789       $ 12,559,525
Capitalized acquisition fees and costs, net         247,814              1,520
Equity in loss of limited partnership              (293,818)          (293,818)
Distributions from limited partnerships              (2,425)            (7,563)
Amortization of capitalized acquisition costs        (9,055)           (8,8875)
                                                 ----------         ----------

Investment Balance - end of period             $ 12,193,305       $ 12,250,789
                                                 ==========         ==========

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 31,1999 and 1998 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:
                                                   1999                  1998
                                                   ----                  ----
Total revenue                              $  1,471,123          $  1,420,000
                                              ---------             ---------

Interest expense                                479,731               435,000
Depreciation                                    407,301               355,000
Operating expenses                              894,877               810,000
                                              ---------             ---------
Total expenses                                1,781,809             1,600,000
                                              ---------             ---------

Net loss                                   $   (310,686)         $   (180,000)
                                              =========             =========

Net loss allocable to the Partnership      $   (293,818)         $   (178,200)
                                              =========             =========

Net loss recognized by the Partnership     $   (293,818)         $   (197,100)
                                              =========             =========

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Fees of $12,375 and $12,375 were incurred during the three months ended June 30, 1999 and the year ended March 31, 1999, respectively. The Partnership paid the General Partner or its affiliates $0 and $49,500 of these fees during the three months ended June 30, 1999 and the year ended March 31, 1999, respectively.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended June 30, 1999.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following:

                                          June 30, 1999        March 31, 1999
                                          -------------        --------------
Advances made for operating expense         $     8,140           $    14,935
Asset management fees                            26,117                13,742
Acquisition Fee                                 234,786                     -
                                              ---------              --------

                                            $   269,043           $    28,677
                                              =========              ========

NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at June 30,1999 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 6 - INCOME TAXES

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $897,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $12,193,000. Liabilities at June 30, 1999 primarily consisted of $95,000 due to limited partnerships and $269,000 of accrued annual management fees and reimbursements due to the General Partner.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. The Partnership's net loss for the three months ended June 31, 1999 was $(312,000), reflecting an increase of $94,000 from the net loss experienced for the three months ended June 31, 1998. The increase in net loss is due to equity in losses of limited partnerships which increased by $97,000 to $(294,000) for the three month period ended June 30, 1998 from $(197,000) for the three month period ended June 30, 1998. In addition to the increase in equity in losses of limited partnerships, the Partnership experienced a decrease in net loss from operations of $3,000 to $(18,000) for the three month period ended June 30, 1999 from $(21,000) for the three month period ended June 30, 1998 due to a decrease in interest income of $6,000 and a decrease in operating expenses of $9,000.

Cash Flows

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. Net decrease in cash during the three months ended June 30, 1999 was $(14,000) compared to a net decrease in cash for the three months ended June 30, 1998 of $(429,000). The change was due primarily to a decrease in investments in limited partnerships of $(447,000), offset by an increase of $6,000 in operating activities, a decrease of $13,000 in distributions from limited partnerships and an increase of $25,000 in acquisition cost and fees.

During the three months ended June 30, 1999 and the year ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $240,366 and decreased by $34,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 1999, to be sufficient to meet all currently forseeable future cash requirements.

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

Part II.  Other Information

Item 1.   Legal Proceedings

NONE.


Item 6.   Exhibits and Reports on Form 8-K

1. A report on Form 8-K dated May13,1999 was file on May 14, 1999 report-ing the change in fiscal year end to March 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC.         General Partner


By:



John B. Lester, Jr., President

Date: August 30, 1999



By:
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & ASSOCIATES, INC.

Date: August 30, 1999