Form 10-Q
period 1999-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 1999-11-19
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1999


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

    Balance Sheets
       September 30,1999 and March 31, 1999.................................3

    Statements of Operations
       For the three and six months ended September 30, 1999 and 1998.......4

    Statement of Partners' Equity
       For the six months ended September 30, 1999..........................5

    Statements of Cash Flows
       For the six months ended September 30, 1999 and 1998.................6

    Notes to Financial Statements ..........................................7

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.........14

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..................................................14

 Item 6. Exhibits and Reports on Form 8-K...................................14

 Signatures.................................................................15

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                        September 30, 1999     March 31, 1999
                                                        ------------------     --------------
                                                           (unaudited)
                                     ASSETS

Cash and cash equivalents                             $            579,051   $        911,080
 Investment in limited partnerships - Note 2                    11,924,166         12,250,789
Other assets - Note 4                                               52,428                  -
                                                         -----------------      -------------

                                                      $         12,555,645   $     13,161,869
                                                         =================      =============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payables to limited partnerships - Note 5                          95,030             95,030
 Accrued fees and expenses due to
  general partner and affiliates - Note 3             $             23,169   $         28,677
                                                         -----------------      -------------

Total Liabilities                                                  118,199            123,707
                                                         -----------------      -------------

Partners' equity (deficit):
 General partner                                                   (51,116)           (45,109)
 Limited partners (18,000 units issued and outstanding)         12,488,562         13,083,271
                                                         -----------------      -------------

Total partners' equity                                          12,437,446         13,038,162
                                                         -----------------      -------------

                                                      $         12,555,645   $     13,161,869
                                                         =================      =============


                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended September 30, 1999 and1998
                                   (unaudited)

                                                     1999                               1998
                                         ------------------------------    --------------------------------

                                             Three             Six              Three              Six
                                             Months            Months           Months             Months
                                            -------            ------           ------             ------
Interest income                        $      8,374    $       17,760    $      13,198     $       28,173
                                         ----------       -----------      -----------        -----------

                                              8,374            17,760           13,198             28,173
                                         ----------       -----------      -----------        -----------
Operating expenses:
Amortization                                 11,221            20,276            8,875             17,751
Asset management fees - Note 3               12,375            24,750           12,375             24,750
Legal and accounting                          6,596            15,467                -              6,177
Other                                        10,992             8,097              700              8,772
                                         ----------       -----------      -----------        -----------

Total operating expenses                     41,184            68,590           21,950             57,450
                                         ----------       -----------      -----------        -----------

Loss from operations                        (32,810)          (50,830)          (8,752)           (29,277)

Equity in loss from
 limited partnerships                      (256,068)         (549,886)        (397,200)          (594,300)
                                         ----------       -----------      -----------        -----------

Net loss                               $   (288,878)   $     (600,716)   $    (405,952)    $     (623,577)
                                         ==========      ============      ===========       ============

Net loss allocated to:
 General partner                       $     (2,889)   $       (6,007)   $      (4,060)    $       (6,236)
                                         ==========      ============      ===========       ============

 Limited partners                      $   (285,989)   $     (594,709)   $    (401,892)    $     (617,341)
                                         ==========      ============      ===========       ============
Net loss per weighted limited
 partner unit (18,000 units issued
 and outstanding)                      $        (16)   $          (33)   $         (22)    $          (34)
                                         ==========      ============      ===========       ============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (unaudited)




                                                          General              Limited
                                                          Partner              Partners                  Total
                                                          -------              --------                  -----
Partners' equity (deficit), March 31, 1999      $         (45,109)    $      13,083,271     $       13,038,162

Net loss for the six months ended
  September 30, 1999                                       (6,007)             (594,709)              (600,716)
                                                   --------------        --------------        ---------------

Partners' equity (deficit), September 30, 1999  $         (51,116)    $      12,488,562     $       12,437,446
                                                   ==============        ==============        ===============






                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 1999 and 1998
                                   (unaudited)


                                                           1999           1998
                                                           ----           ----
Cash flows from operating activities:
 Net loss                                          $   (600,716)  $   (623,577)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Equity in loss from limited partnerships              549,886        594,300
  Amortization                                           20,276         17,751
  Asset management fees                                  (1,367)        24,750
  Change in other assets                                (52,428)         4,492
  Accrued fees and expense due to
   general partner and affiliates                        (4,141)         5,875
                                                     ----------     ----------

Net cash provided by (used in) operating activities     (88,490)        23,591
                                                     ----------     ----------

Cash flows from investing activities:
 Investments in limited partnerships                          -       (547,257)
 Distributions from limited partnerships                  4,275         15,483
 Acquisition costs and fees                            (247,814)       (32,086)
                                                     ----------     ----------

Net cash provided used by investing activities         (243,539)      (563,860)
                                                     ----------     ----------

Net decrease in cash and cash equivalents              (332,029)      (540,269)
                                                     ----------     ----------

Cash and cash equivalents, beginning of period          911,080      1,530,527
                                                     ----------     ----------

Cash and cash equivalents, end of period           $    579,051   $    990,258
                                                     ==========     ==========

                 See accompanying notes to financial statements
                                        6

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)

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

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the six months.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,132,000 at the end of all periods presented.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                         September 30, 1999    March 31, 1999
                                         ------------------    --------------

Investment balance, beginning of period      $   12,250,789    $   12,559,525
Capitalized acquisition fees and costs              247,814             1,520
Equity in loss from limited partnerships           (549,886)         (293,818)
Distributions from limited partnerships              (4,275)           (7,563)
Amortization of acquisition costs                   (20,276)           (8,875)
                                              -------------      ------------

Investment per balance sheet, end of period  $   11,924,166    $   12,250,789
                                              =============      ============


Selected  financial  information  for the six months ended September 30 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:

                                                       1999              1998
                                                       ----              ----

Total revenue                              $      2,942,200   $     2,794,500
                                              -------------      ------------

Interest expense                                    959,400           877,600
Depreciation                                        814,400           712,600
Operating expenses                                1,789,800         1,818,100
                                              -------------      ------------

Total Expenses                                    3,563,600         6,408,300
                                              -------------      ------------

Net loss                                   $       (621,400)  $      (613,800)
                                              =============      ============

Net loss allocable to the Partnership      $       (615,186)  $      (607,662)
                                              =============      ============

Net loss recognized by the Partnership     $       (549,886)  $      (594,300)
                                              =============      ============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Fees of $24,750 and $24,750 were incurred during the six months ended September 30, 1999 and 1998. The Partnership paid the General Partner or its affiliates $26,117 and $0 of these fees during the six months ended September 30, 1999 and 1998.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the six months ended September 30, 1999.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at September 30, 1998 and March 31, 1999:

                                    September 30, 1999         March 31, 1999
                                    ------------------         --------------

Asset management fee             $              12,375     $           13,742
Reimbursement due on
 expenses paid by affiliate                     10,794
                                                                       14,935
                                    ------------------        ---------------

Total related party payables     $              23,169     $           28,677
                                    ==================        ===============

NOTE 4 - INCOME TAXES

No provision for income taxes has been made, as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $579,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $11,924,000. Liabilities at September 30, 1999 primarily consisted of $95,000 of payables to limited partnerships and $23,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(289,000), reflecting a decrease of $117,000 from the net loss experienced for the three months ended September 30, 1998. The decrease in net loss is primarily due to equity in losses from limited partnerships which declined by $141,000 to $(256,000) for the three months ended September 30, 1999 from $(397,000) for the three months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was an increase in loss from operations of $24,000 for the three months ended September 30, 1999 to $(33,000), from $(9,000) for the three months ended September 30, 1998, due to a comparable increase in operating expenses.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(601,000), reflecting a decrease of $23,000 from the net loss experienced for the six months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $44,000 to $(550,000) for the six months ended September 30, 1999 from $(594,000) for the six months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a increase in loss from operations of $21,000 for the six months ended September 30, 1999 to $(50,000), from $(29,000) for the six months ended September 30, 1998.

Cash Flows

Six Months Ended  September 30, 1999 Compared to Six Months Ended  September 30,
1998. Net cash used during the six months ended September 30, 1999 was $(332,000) compared to a net use of cash for the six months ended September 30, 1998 of $(540,000). The change was due primarily to a decrease in investments in limited partnerships of $547,000, offset by an increase acquisition fees and costs of $216,000, an increase in operating activities of $113,000 and a decrease in distributions from limited partnerships of $10,000.

During the six months ended September 30, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, decreased by $6,000 and increased by $44,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before December 15, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NONE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC.         General Partner



By:   /s/ John B. Lester, Jr.
John B. Lester, Jr., President
WNC & Associates, Inc.

Date: November 18, 1999



By:   /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 18, 1999