Form 10-Q
period 1999-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2000-02-14
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 1999


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
      December 31, 1999 and March 31, 1999...............................3

    Statements of Operations
      For the three and nine months ended December 31, 1999 and 1998.....4

    Statement of Partners' Equity (Deficit)
      For the nine months ended December 31, 1999........................5

    Statements of Cash Flows
      For the nine months ended December 31, 1999 and 1998...............6

    Notes to Financial Statements .......................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.....14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..............................................14

  Item 6. Exhibits and Reports on Form 8-K...............................14

  Signatures.............................................................15

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                       December 31, 1999          March 31, 1999
                                                       -----------------          --------------
                                                         (unaudited)
                                     ASSETS

Cash and cash equivalents                         $              524,087   $             911,080
 Investment in limited partnerships - Note 2                  11,674,582              12,250,789
Other assets                                                     122,311                       -
                                                       -----------------          --------------

                                                  $           12,320,980   $          13,161,869
                                                       =================          ==============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payables to limited partnerships - Note 5                       95,030                  95,030
 Accrued fees and expenses due to
  general partner and affiliates - Note 3         $               72,273   $              28,677
                                                       -----------------          --------------

Total Liabilities                                                189,230                 123,707
                                                       -----------------          --------------

Partners' equity (deficit):
 General partner                                                (53,954)                (45,109)
 Limited partners (18,000 units issued
  and outstanding)                                            12,207,631              13,083,271
                                                       -----------------          --------------

Total partners' equity                                        12,153,677              13,038,162
                                                       -----------------          --------------

                                                  $           12,320,980   $          13,161,869
                                                       =================          ==============

                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Nine Months Ended December 31, 1999 and1998
                                   (unaudited)

                                                     1999                               1998
                                         ------------------------------    --------------------------------

                                             Three             Nine             Three              Nine
                                             Months            Months           Months             Months
                                         ------------    --------------    -------------     --------------

Interest income                        $      6,193    $       23,953    $      10,114     $       38,287
                                         ------------    --------------    -------------     --------------

                                              6,193            23,953           10,114             38,287
                                         ------------    --------------    -------------     --------------
Operating expenses:
Amortization                                 11,221            31,497            9,142             26,893
Asset management fees - Note 3               12,375            37,125           12,375             37,125
Legal and accounting                         24,664            40,131               63              6,240
Other                                         3,339            11,436            1,113              9,885
                                         ------------    --------------    -------------     --------------

Total operating expenses                     51,599           120,189           22,693             80,143
                                         ------------    --------------    -------------     --------------

Loss from operations                        (45,406)          (96,236)         (12,579)           (41,856)

Equity in loss from
 limited partnerships                      (238,363)         (788,249)        (410,133)        (1,004,433)
                                         ------------    --------------    -------------     --------------

Net loss                               $   (283,769)   $     (884,485)   $    (422,712)    $   (1,046,289)
                                         ============    ==============    =============     ==============
Net loss allocated to:
 General partner                       $     (2,838)   $       (8,845)   $      (4,227)    $      (10,463)
                                         ============    ==============    =============     ==============

 Limited partners                      $   (280,931)   $     (875,640)   $    (418,485)    $   (1,035,826)
                                         ============    ==============    =============     ==============

Net loss per weighted limited
 partner unit (18,000 units issued
 and outstanding)                     $         (16)   $          (49)   $         (23)    $          (58)
                                         ============    ==============    =============     ==============

                 See accompanying notes to financial statements
                                        4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 1999
                                   (unaudited)


                                                     General         Limited
                                                     Partner         Partners              Total
                                                     -------         --------              -----

Partners' equity (deficit), March 31, 1999       $   (45,109)   $  13,083,271     $   13,038,162

Net loss for the nine months ended
  December 31, 1999                                   (8,845)        (875,640)          (884,485)
                                                   ---------      -----------       ------------

Partners' equity (deficit), December 31, 1999    $   (53,954)   $  12,207,631     $   12,153,677
                                                   =========      ===========       ============



                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 1999 and 1998
                                   (unaudited)

                                                          1999           1998
                                                          ----           ----
Cash flows from operating activities:
 Net loss                                             (884,485)    (1,046,289)
 Adjustments to reconcile net loss to net
  Cash provided by (used in) operating activities:
  Equity in loss from limited partnerships             788,249      1,004,433
  Amortization                                          31,497         26,893
  Asset management fees                                 11,008         37,125
  Change in other assets                              (122,311)         4,492
  Accrued fees and expense due to
   general partner and affiliates                       44,560          7,042
                                                     ---------     ----------

Net cash provided by (used in) operating activities   (131,482)        33,696
                                                     ---------     ----------

Cash flows from investing activities:
 Investments in limited partnerships                         -       (597,259)
 Distributions from limited partnerships                 4,275         15,484
 Acquisition costs and fees                           (259,786)       (32,076)
                                                     ---------     ----------

Net cash provided used by investing activities        (255,511)      (613,851)
                                                     ---------     ----------

Net decrease in cash and cash equivalents             (386,993)      (580,155)
                                                     ---------     ----------

Cash and cash equivalents, beginning of period         911,080      1,530,527
                                                     ---------     ----------

Cash and cash equivalents, end of period               524,087        950,372
                                                     =========     ==========


                 See accompanying notes to financial statements
                                        6

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (Unaudited)

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

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in cash flows for the nine months.

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

                                December 31, 1999
                                   (unaudited)

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

                                December 31, 1999
                                   (unaudited)

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

                                December 31, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the nine months ended December 31, 1999 and the three months ended March 31, 1999:
                                           December 31, 1999    March 31, 1999
                                           -----------------    --------------

Investment balance, beginning of period        $  12,250,789     $  12,559,525
Capitalized acquisition fees and costs               247,814             1,520
Equity in loss from limited partnerships            (788,249)         (293,818)
Distributions from limited partnerships               (4,275)           (7,563)
Amortization of acquisition costs                    (31,497)           (8,875)
                                                 -----------       -----------

Investment per balance sheet, end of period    $  11,674,582     $  12,250,789
                                                 ===========       ===========

Selected  financial  information  for the nine months ended December 31 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:
                                                        1999              1998
                                                        ----              ----

Total revenue                                  $   4,413,300     $   4,293,000
                                                 -----------       -----------

Interest expense                                   1,439,100         1,291,000
Depreciation                                       1,221,600         1,268,000
Operating expenses                                 2,684,700         2,785,000
                                                 -----------       -----------

Total Expenses                                     5,345,400         5,344,000
                                                 -----------       -----------

Net loss                                       $    (932,100)    $  (1,051,000)
                                                 ===========       ===========

Net loss allocable to the Partnership          $    (881,454)    $  (1,004,433)
                                                 ===========       ===========

Net loss recognized by the Partnership         $    (788,249)    $  (1,004,433)
                                                 ===========       ===========

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Fees of $37,125 and $37,125 were incurred during the nine months ended December 31, 1999 and 1998. The Partnership paid the General Partner or its affiliates $26,117 and $0 of these fees during the nine months ended December 31, 1999 and 1998.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the nine months ended December 31, 1999.

Accrued fees and expenses due to General Partner and affiliates included in the balance sheet consist of the following at December 31, 1998 and March 31, 1999:

                                    December 31, 1999          March 31, 1999
                                    -----------------          --------------

Asset management fee                     $     24,750             $    13,742
Reimbursement due on expenses
 paid by affiliate                             47,523                  14,935
                                             --------                --------

Total related party payables             $     72,273             $    28,677
                                             ========                ========

NOTE 4 - INCOME TAXES

No provision for income taxes has been made, as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $524,000 in cash , aggregate investments in the eighteen Local Limited Partnerships of $11,675,000 and $122,000 in other assets. Liabilities at December 31, 1999 primarily consisted of $95,000 of payables to limited partnerships, $25,000 of accrued annual management fees due to the General Partners and $48,000 of reimbursement due on expenses paid by affiliate.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998. The Partnership's net loss for the three months ended December 31, 1999 was $(284,000), reflecting a decrease of $139,000 from the net loss experienced for the three months ended December 31, 1998. The decrease in net loss is primarily due to equity in losses from limited partnerships which declined by $172,000 to $(238,000) for the three months ended December 31, 1999 from $(410,000) for the three months ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.
Offsetting the decrease in equity in losses from limited partnerships was an increase in loss from operations of $33,000 for the three months ended December 31, 1999 to $(45,000), from $(13,000) for the three months ended December 31, 1998.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. The Partnership's net loss for the nine months ended December 31, 1999 was $(884,000), reflecting a decrease of $162,000 from the net loss experienced for the nine months ended December 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $216,000 to $(788,000) for the nine months ended December 31, 1999 from $(1,004,000) for the nine months ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Offsetting the decrease in equity in losses from limited partnerships was a increase in loss from operations of $54,000 for the nine months ended December 31, 1999 to $(96,000), from $(42,000) for the nine months ended December 31, 1998.

Cash Flows

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. Net cash used during the nine months ended December 31, 1999 was $(387,000) reflecting a decrease of $193,000 when compared to a net use of cash for the nine months ended September 30, 1998 of $(580,000). The change was due primarily to a decrease in investments in limited partnerships of $597,000, offset by an increase acquisition fees and costs of $228,000, an increase in operating activities of $165,000 and a decrease in distributions from limited partnerships of $11,000.

During the nine months ended December 31, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $43,000 and increased by $44,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC.         General Partner



By:   /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 14, 2000



By:   /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 14, 2000