Form 10-K
period 2000-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2000-09-01
CIK 943904

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner" or "Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own.

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

As of March 31, 2000, the Partnership had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of the dates and for the periods indicated:

                                                           -------------------------------  ----------------------------------------
                                                                As of March 31, 2000                  As of December 31, 1998
                                                           -------------------------------  ----------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                           Total Investment  Amount of                      Low Income  of Local
                                                           in Local Limited  Investment    Number    Occu-  Housing     Limited
Partnership Name       Location      General Partner Name  Partnerships      Paid to Date  of Units  pancy  Credits     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I  Alliance,     Retro Development, Inc.  $     604,000 $    604,000     19      100% $    363,000  $    601,000
Limited Partnership    Nebraska

Blessed Rock of El     El Monte,     Everland, Inc.               2,511,000    2,511,000    137       99%    8,899,000     2,678,000
Monte                  California

Broadway Apartments,   Hobbs, New    Trianon - Broadway, LLC,
Limited Partnership    Mexico        a New Mexico Limited
                                     Liability Company            2,029,000    1,957,000     78       71%    2,335,000     1,391,000

Cascade Pines, L.P.    Atlanta,      Urban Residential
II                     Georgia       Management, Inc., a Georgia
                                     Corporation                  1,347,000    1,347,000    376       89%    2,533,000     7,898,000

Curtis Associates I,   Curtis,       Joseph A. Shepard and
L.P.                   Nebraska      Kenneth M. Vitor                88,000       88,000     12       83%      156,000       426,000

Escatawpa Village      Escatawpa,    Clifford E. Olsen              249,000      249,000     32       97%      458,000       895,000
Associates, Limited    Mississippi
Partnership

Evergreen Apartments   Tulsa,        Retro Development, Inc. of
I Limited Partnership  Oklahoma      Oklahoma and Most Worshipful
                                     Prince Hall Grand Lodge        549,000      549,000     76       51%      991,000       637,000

Hastings Apartments    Hastings,     Retro Development, Inc. of
I, Limited Partnership Nebraska      Oklahoma and Most Worshipful
                                     Prince Hall Grand Lodge        542,000      542,000     18       94%    1,005,000       588,000

Heritage Apartments    Berkeley,     Joseph A. Shepard and
I, L.P.                Missouri      Kenneth M. Vitor               752,000      752,000     30       97%    1,333,000       680,000

Hillcrest Associates,  Ontario,      Riley J. Hill                  354,000      354,000     28      100%      683,000     1,298,000
A Limited Partnership  Oregon

                                                           -------------------------------  ----------------------------------------
                                                                As of March 31, 2000                  As of December 31, 1998
                                                           -------------------------------  ----------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                           Total Investment  Amount of                      Low Income  of Local
                                                           in Local Limited  Investment    Number    Occu-  Housing     Limited
Partnership Name       Location      General Partner Name  Partnerships      Paid to Date  of Units  pancy  Credits     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Patten Towers, L.P. II Chattanooga,  Patten Towers Partners,
                       Tennessee     LLC                          2,154,000    2,154,000    221       97%    3,938,000     6,945,000

Prairieland            Syracuse,     Kenneth M. Vitor                85,000       85,000      8      100%      152,000       294,000
Properties of          Kansas
Syracuse II, L.P.

Raymond S. King        Greensboro,   Project Homestead, Inc.        437,000      437,000     23      100%      883,000       782,000
Apartments Limited     North
Partnership            Carolina

Rosedale Limited       Silver City,  Deke Noftsker and ABO
Partnership            New Mexico    Corporation                    309,000      309,000     32       94%      547,000     1,321,000

Shepherd South         Shepherd,     Donald W. Sowell               121,000      121,000     24       75%      223,000       561,000
Apartments I, Ltd.     Texas

Solomon Associates I,  Solomon,      Joseph A. Shepard and
L.P.                   Kansas        Kenneth M. Vitor               138,000      138,000     16       81%      250,000       567,000

Talladega County       Talladega,    Apartment Developers, Inc.
Housing Ltd.           Alabama       and Thomas H. Cooksey          653,000      653,000     30      100%    1,200,000       804,000

The Willows            Morganton,    John C. Loving, Gordon D.
Apartments Limited     North         Brown, Jr. and
Partnership            Carolina      Western N.C.
                                     Housing Partnership            841,000      841,000     36       97%    1,545,000     1,112,000
                                                                 ----------   ----------  -----      ----   ----------    ----------
                                                               $ 13,763,000 $ 13,691,000  1,196     89.7% $ 27,494,000  $ 29,478,000
                                                                 ==========   ==========  =====      ====   ==========    ==========

                                    -------------------------------------------------------------------------------
                                                         For the year ended December 31, 1999
                                    -------------------------------------------------------------------------------
                                                                                           Low Income Housing
                                                                                           Credits Allocated to
Partnership Name                           Rental Income               Net Loss            Partnership
-------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                               $       77,000        $       (52,000)                    99%

Blessed Rock of El Monte                         660,000                (80,000)                 49.49%

Broadway Apartments, Limited
Partnership                                      221,000               (178,000)                    99%

Cascade Pines, L.P. II                         1,785,000               (280,000)                    98%

Curtis Associates I, L.P.                         35,000                (15,000)                    99%

Escatawpa Village Associates,
Limited Partnership                              120,000                (25,000)                    99%

Evergreen Apartments I Limited
Partnership                                      194,000               (218,000)                    99%

Hastings Apartments I, Limited
Partnership                                       71,000                (49,000)                    99%

Heritage Apartments I, L.P.                       99,000                (56,000)                  98.9%

Hillcrest Associates, A Limited
Partnership                                      191,000                 (5,000)                    99%

Patten Towers, L.P. II                         1,489,000                (37,000)                    99%

Prairieland Properties of Syracuse
II, L.P.                                          53,000                 (6,000)                    99%

Raymond S. King Apartments Limited
Partnership                                       58,000                (37,000)                    99%

Rosedale Limited Partnership                     138,000                (39,000)                    99%

Shepherd South Apartments I, Ltd.                 79,000                  4,000                     99%

Solomon Associates I, L.P.                        90,000                (22,000)                    99%

Talladega County Housing Ltd.                     86,000                (43,000)                    99%

The Willows Apartments Limited
Partnership                                      120,000                (20,000)                    99%
                                             -----------            -----------
                                         $     5,566,000       $     (1,084,000)
                                             ===========            ===========

                                       7

Item 3.  Legal Proceedings

During the year, Associates identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has a 99% limited partnership interest in three of those six Local Limited Partnerships. Those investments are Alliance Apartments I, Evergreen Apartments I and Hastings Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, Associates voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, Associates commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. Associates was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and Associates now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") are now defendants in a separate lawsuit. The lawsuit has been filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. Discovery in this lawsuit is ongoing and Associates will continue to pursue an aggressive defense on behalf of the Defendants.

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and a related injury lawsuit. Cascade carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Cascade and Associates are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurer denies coverage, which they have indicated that they might, or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Cascade. Loss of the Cascade investment could result in recapture of tax credits and certain prior tax deductions.

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

(b)  At March 31, 2000, there were 863 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                         March 31                                December 31
                                 -------------------------   -----------------------------------------------------
                                   2000           1999          1998          1997          1996          1995
                                ----------    -----------   -----------   -----------   -----------   -----------
ASSETS
Cash and cash equivalents      $   365,942   $    911,080  $    950,372  $  2,018,591  $  2,567,217  $    660,999
Cash in escrow                           -              -             -             -             -     1,873,262
Subscriptions receivable                 -              -             -             -     2,195,000       484,000
Investments in limited
 partnerships, net              10,968,078     12,250,789    12,559,525    13,836,734    12,782,751     1,046,532
Interest receivable                      -              -             -        19,435             -             -
Loan receivable                          -              -             -             -       522,190       661,306
Other assets                             -              -             -             -       105,998            73
                                ----------    -----------   -----------   -----------   -----------   -----------

                              $ 11,334,020   $ 13,161,869  $ 13,509,897  $ 15,874,760  $ 18,173,156  $  4,726,172
                                ==========    ===========   ===========   ===========   ===========   ===========
LIABILITIES
Due to limited partnerships    $    72,938   $     95,030  $     95,030  $  1,290,351  $  2,822,885  $    309,852
Accrued expenses                   149,735              -             -             -             -             -
Accrued fees and expenses
 due to general partner and
 affiliates                         26,540         28,677        62,496         4,640        43,807       570,137

PARTNERS' EQUITY                11,084,807     13,038,162    13,352,371    14,579,769    15,306,464     3,846,183
                                ----------    -----------   -----------   -----------   -----------   -----------

                              $ 11,334,020   $ 13,161,869  $ 13,509,897  $ 15,874,760  $ 18,173,156  $  4,726,172
                                ==========    ===========   ===========   ===========   ===========   ===========

Selected results of operations, cash flows, and other information for the Partnership is as follows:

                                 For the
                                 Year
                                 Ended          For the Three Months
                                 March 31         Ended March 31                   For the Years Ended December 31
                                 ----------    -----------------------   ---------------------------------------------------
                                   2000          1999         1998          1998          1997          1996        1995
                                 ----------    ---------    ----------    ----------    ----------    ---------   ----------
                                                            (Unaudited)

Income (loss) from
 operations (Note 1)           $ (1,099,531) $  (20,391)  $   (10,209) $     (52,065) $    20,214  $   117,374   $   (9,346)
Equity in losses of limited
 partnerships                      (853,824)   (293,818)     (170,900)    (1,175,333)    (789,697)    (185,071)        (343)
                                  ----------   ---------    ----------     ----------   ----------    ---------   ----------

Net loss                       $ (1,953,355) $ (314,209)  $  (181,109) $  (1,227,398) $  (769,483) $   (67,697)  $   (9,689)
                                  ==========   =========    ==========     ==========   ==========    =========   ==========

Net loss allocated to:
 General partner               $    (19,534) $   (3,142)  $    (1,811) $     (12,274) $    (7,695) $      (677)  $      (97)
                                  ==========   =========    ==========     ==========   ==========    =========   ==========

 Limited partners              $ (1,933,821) $ (311,067)  $  (179,298) $  (1,215,124) $  (761,788) $   (67,020)  $   (9,592)
                                  ==========   =========    ==========     ==========   ==========    =========   ==========

Net loss per limited
 partner                       $    (107.43) $   (17.28)  $     (9.96) $      (67.51) $    (42.32) $     (4.94)  $   (14.58)
                                  ==========   =========    ==========     ==========   ==========    =========   ==========

Outstanding weighted
 limited partner units               18,000      18,000        18,000         18,000       18,000       13,564          658
                                  ==========   =========    ==========     ==========   ==========    =========   ==========

Note 1 - Loss from operations includes a charge for impairment losses on investments in limited partnerships of $955,804. (See Note 2 to the audited financial statements.)

                                For the
                                Year
                                Ended          For the Three Months
                                March 31          Ended March 31                      For the Years Ended December 31
                                -----------   ------------------------   ---------------------------------------------------
                                   2000         1999          1998          1998         1997         1996          1995
                                -----------   ----------   -----------   -----------  -----------   ----------    ----------
                                                           (Unaudited)
Net cash provided by
 (used in):

  Operating activities       $    (59,825) $  (45,335) $    27,295     $     60,991  $   102,215  $  (205,999) $      3,402


  Investing activities           (485,313)      6,043     (515,359)      (1,129,210)  (2,888,629)  (7,704,761)   (2,944,048)


  Financing activities                  -           -            -                -    2,237,788    9,816,978     3,601,645
                               -----------  ----------  -----------      -----------  -----------   ----------    ----------
Net change in cash and cash
 equivalents                     (545,138)    (39,292)    (488,064)      (1,068,219)    (548,626)   1,906,218       660,999

Cash and cash equivalents,
 beginning of period              911,080     950,372    2,018,591        2,018,591    2,567,217      660,999             -
                               -----------  ----------  -----------      -----------  -----------  -----------    ----------

Cash and cash equivalents,
 end of period               $    365,942  $  911,080  $ 1,530,527     $    950,372  $ 2,018,591  $ 2,567,217  $    660,999
                               ===========  ==========  ===========      ===========  ===========  ===========    ==========


Low Income  Housing  Credit per Unit was as follows for the years ended December
31:

                               1999              1998               1997               1996              1995
                          ---------------   ----------------   ---------------    ---------------   ----------------

Federal                   $        137       $        131      $         83       $         59      $          14
State                                -                  -                 -                  -                  -
                           ------------      -------------      ------------      -------------      -------------

Total                     $        137      $         131      $         83      $          59     $           14
                           ============      =============      ============      =============      =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Uncertainty with Respect to Investment in Alliance, Evergreen and Hastings

The Partnership has three investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Alliance Apartments I, Limited Partnership ("Alliance"), Evergreen Apartments I, Limited Partnership ("Evergreen"), and Hastings Apartments I, Limited Partnership ("Hastings").

The independent auditors engaged to perform an audit of Alliance, Evergreen, and Hastings' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As a result, the Partnership has not included the financial information of Alliance, Evergreen and Hastings in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Alliance, Evergreen and Hastings. The Partnership has reflected equity in the net losses of Alliance, Evergreen and Hastings totaling $167,793 ($(9.32) per limited partnership unit) for the year ended March 31, 2000, based on nine months of reported results provided by Alliance, Evergreen and Hastings and on three months of results estimated by Associates. Such estimates may be materially misstated due to the lack of corroborative financial information.

Alliance, Evergreen and Hastings continue to experience negative cash flows from operations. During the year ended March 31, 2000, the Partnership advanced $205,080 in cash to Alliance, Evergreen and Hastings for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 8, as well as another $74,631 in cash since year end. Associates is currently negotiating for a restructuring of the related bank loans, which would increase cash flow from operations. Associates may not be successful in the restructuring of these loans. If the loans are not restructured, the Partnership may be unable to support these properties.
Consequently, the Partnership may be forced to sell all or a portion of its interests in these properties. Further, the lender may attempt to foreclose on the Alliance, Hastings and Evergreen properties.

As a result of the foregoing, Associates has performed an evaluation of the Partnership's remaining investment balances in Alliance, Evergreen and Hastings, including the cash advances noted above and other anticipated costs. It has been determined that an impairment adjustment is necessary and an impairment loss of $995,804 has been recognized at March 31, 2000. This impairment loss includes $644,589 in remaining book value of the Partnership's investments in Alliance, Evergreen and Hastings, the $205,080 and $74,631 cash advances, a $50,000 accrual for anticipated legal costs, and $21,504 of estimated accounting and other related costs.

As a result of the aforementioned operating difficulties and the litigation as discussed in Item 3, Legal Proceedings, there is uncertainty as to whether the Partnership will ultimately retain its interests in Alliance, Evergreen and

Hastings. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the Partnership may ultimately incur in connection with its investments in Alliance, Evergreen and Hastings. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Financial Condition

The Partnership's assets at March 31, 2000 consisted primarily of $366,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $10,968,078. Liabilities at March 31, 2000 primarily consisted of $73,000 due to limited partnerships, $150,000 of accrued expenses and $27,000 due to general partner or affiliates for advances.

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnerships net loss for the year ended March 31, 2000 was $(1,953,000), reflecting an increase of $(726,000) from the net loss experienced for the year ended December 31, 1998 of $(1,227,000). The increase in net loss is due to the impairment loss recorded in connection with three of the limited partnership investments totaling $(996,000), a reduction in income of $(19,000), offset by a reduction in the equity in losses of limited partnerships which decreased by $321,000.

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

Cash Flows

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net decrease in cash for the year ended March 31, 2000 was $(545,000) compared to a net decrease in cash for the year ended December 31, 1998 of $(1,068,000). The change was due primarily to a decrease in investments in limited partnerships of $1,073,000 offset by an increase of $(205,000) in cash advances paid to limited partnerships and an increase of $(191,000) in capitalized acquisition costs and fees.

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

During the year ended March 31, 2000 and the three months ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, decreased by $2,000 and $34,000, respectively. During the year ended December 31, 1998, accrued payables increased by $58,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has encountered no significant year 2000 issues to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.


Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 65%, 83% and 83% of the total assets of the Partnership at March 31, 2000 and 1999, and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As more thoroughly discussed in Note 2 to the financial statements, the independent auditors engaged to perform the audits of the financial statements as of and for the year ended December 31, 1999 for Alliance Apartments I, L.P. ("Alliance"), Evergreen Apartments I, L.P. ("Evergreen") and Hastings Apartments I, L.P. ("Hastings"), were unable to express an opinion on those financial statements. The Partnership has reflected equity in the net losses of Alliance, Evergreen and Hastings totaling $167,793 ($(9.32) per limited partnership unit) for the year ended March 31, 2000. The Partnership has also recorded an impairment of its investment in all three limited partnerships totaling $995,804 ($(55.32) per limited partnership unit) for the year ended March 31, 2000.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had the independent auditors been able to form an opinion on Alliance, Evergreen and Hastings' financial statements, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of March 31, 2000 and 1999, and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                        /s/ BDO SEIDMAN, LLP
                                            BDO SEIDMAN, LLP

Orange County, California
July 3, 2000

INDEPENDENT AUDITORS' REPORT


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


We have audited the statements of operations, partners' equity (deficit) and cash flows of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund V, L.P., Series 3 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investment in these limited partnerships represented 87% of the total assets of WNC Housing Tax Credit Fund V, L.P., Series 3 at December 31, 1997. A substantial portion of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, and the results of its operations and its cash flows of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                              /s/ CORBIN & WERTZ
                                  CORBIN & WERTZ

Irvine, California
April 21, 1998

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                            March 31                  December 31
                                                                  ------------------------------    ----------------

                                                                      2000             1999              1998
                                                                  --------------   -------------    ----------------


ASSETS

Cash and cash equivalents                                       $       365,942  $      911,080   $         950,372
Investments in limited partnerships (Notes 2 and 3)                  10,968,078      12,250,789          12,559,525
                                                                  --------------   -------------    ----------------

                                                                $    11,334,020  $   13,161,869   $      13,509,897
                                                                  ==============   =============    ================

LIABILITIES AND PARTNERS' EQUITY
 (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)                      $        72,938  $       95,030   $          95,030
 Accrued expenses (Note 2)                                              149,735               -                   -
 Accrued fees and advances due to General
  Partner and affiliates (Note 4)                                        26,540          28,677              62,496
                                                                  --------------   -------------    ----------------

     Total liabilities                                                  249,213         123,707             157,526
                                                                  --------------   -------------    ----------------

Partners' equity (deficit):
 General partner                                                        (64,643)        (45,109)            (41,967)
 Limited partners (25,000 units authorized,
  18,000 units issued and outstanding)                               11,149,450      13,083,271          13,394,338
                                                                  --------------   -------------    ----------------

     Total partners' equity                                          11,084,807      13,038,162          13,352,371
                                                                  --------------   -------------    ----------------

                                                                $    11,334,020  $   13,161,869   $      13,509,897
                                                                  ==============   =============    ================

                      See independent auditor's report and
                   accompanying notes to financial statements
                                       17

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                      For the        For the
                                                    Year Ended     Three Months
                                                     March 31     Ended March 31   For the Years Ended December 31
                                                   -----------    --------------   -------------------------------
                                                      2000            1999             1998            1997
                                                  -------------   -------------    -------------   --------------

Interest income                                 $       29,172    $      9,994   $       55,326  $       121,703
Other income                                             6,676               -                -                -
                                                  -------------   -------------    -------------   --------------

Total income                                            35,848           9,994           55,326          121,703
                                                  -------------   -------------    -------------   --------------

Operating expenses:
 Amortization (Notes 3 and 4)                           42,439           8,875           35,765           34,605
 Asset management fees (Note 4)                         49,500          12,375           49,500           49,500
 Other                                                  47,636           9,135           22,126           17,384
 Impairment on investments in limited
  partnerships (Note 2)                                995,804               -                -                -
                                                  -------------   -------------    -------------   --------------

  Total operating expenses                           1,135,379          30,385          107,391          101,489
                                                  -------------   -------------    -------------   --------------

Income (loss) from operations                       (1,099,531)        (20,391)         (52,065)          20,214

Equity in losses of limited
 partnerships (Note 3)                                (853,824)       (293,818)      (1,175,333)        (789,697)
                                                  -------------    ------------    -------------   --------------

Net loss                                        $   (1,953,355)  $    (314,209)  $   (1,227,398) $      (769,483)
                                                  =============   =============    =============   ==============
Net loss allocated to:
 General partner                                $      (19,534)  $      (3,142)  $      (12,274) $        (7,695)
                                                  =============   =============    =============   ==============

 Limited partners                               $   (1,933,821)  $    (311,067)  $   (1,215,124) $      (761,788)
                                                  =============   =============    =============   ==============

Net loss per limited partner unit               $      (107.43)  $      (17.28)  $       (67.51) $        (42.32)
                                                  =============   =============    =============   ==============
Outstanding weighted limited
 partner units                                          18,000          18,000           18,000           18,000
                                                  =============   =============    =============   ==============



                      See independent auditor's report and
                   accompanying notes to financial statements
                                       18

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

                                                              General             Limited
                                                              Partner             Partners             Total
                                                           ---------------     ---------------     ---------------
Partners' equity (deficit) at January 1, 1997            $        (21,876)   $    15,328,340    $     15,306,464


Offering expenses                                                    (122)           (12,090)            (12,212)

Cash collected on notes receivable (Note 7)                             -             55,000              55,000

Net loss                                                           (7,695)          (761,788)           (769,483)
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at December 31, 1997                   (29,693)        14,609,462          14,579,769

Net loss                                                          (12,274)        (1,215,124)         (1,227,398)
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at December 31, 1998                   (41,967)        13,394,338          13,352,371

Net loss                                                           (3,142)          (311,067)           (314,209)
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 1999                      (45,109)        13,083,271          13,038,162

Net loss                                                          (19,534)        (1,933,821)         (1,953,355)
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2000             $        (64,643)   $    11,149,450    $     11,084,807
                                                           ===============     ===============     ===============


                      See independent auditor's report and
                   accompanying notes to financial statements
                                       19

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                                        For the             For the
                                                       Year Ended         Three Months        For the Years Ended
                                                        March 31         Ended March 31            December 31
                                                      ------------       --------------    ---------------------------
                                                          2000                1999             1998           1997
                                                      ------------       --------------    ------------   ------------
Cash flows from operating activities:
 Net loss                                          $  (1,953,355) $       (314,209)    $  (1,227,398) $   (769,483)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Amortization                                            42,439             8,875            35,765        34,605
  Impairment loss on investments in limited
   partnerships                                          995,804                 -                 -             -
  Equity in losses of limited
   partnerships                                          853,824           293,818         1,175,333       789,697
  Change in interest receivable                                -                 -            19,435        86,563
  Change in accrued fees and
   expenses due to general partner
   and affiliates                                         (2,137)          (33,819)           57,856       (39,167)
  Change in accrued expenses                               3,600                 -                 -             -
                                                     ------------      ------------      ------------   -----------
Net cash provided by (used in)
 operating activities                                    (59,825)          (45,335)           60,991       102,215
                                                     ------------      ------------      ------------   -----------
Cash flows from investing activities:
 Investments in limited partnerships, net                (47,092)                -        (1,120,181)   (3,432,735)
 Loans receivable                                              -                 -                 -       522,190
 Capitalized acquisition costs and fees                 (233,141)           (1,520)          (32,076)      (28,975)
 Return of acquisition fees (Note 3)                           -                 -                 -        42,551
 Distributions from limited
  partnerships                                                 -             7,563            23,047         8,340
 Cash advances to limited partnerships                  (205,080)                -                 -             -
                                                     ------------      ------------      ------------   -----------
Net cash provided by (used in)
 investing activities                                   (485,313)            6,043        (1,129,210)   (2,888,629)
                                                     ------------      ------------      ------------   -----------
Cash flows from financing activities:
 Capital contributions from partners                           -                 -                 -     2,250,000
 Offering expenses                                             -                 -                 -       (12,212)
                                                     ------------      ------------      ------------   -----------
Net cash provided by financing
 activities                                                    -                 -                 -     2,237,788
                                                     ------------      ------------      ------------   -----------

Net decrease in cash and cash equivalents               (545,138)          (39,292)       (1,068,219)     (548,626)

Cash and cash equivalents, beginning of period           911,080           950,372         2,018,591     2,567,217
                                                     ------------      ------------      ------------   -----------

Cash and cash equivalents, end of period             $   365,942    $      911,080   $       950,372  $  2,018,591
                                                     ============      ============      ============   ===========

                      See independent auditor's report and
                   accompanying notes to financial statements
                                       20

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                             For the         For the
                                                            Year Ended     Three Months      For the Years Ended
                                                             March 31     Ended March 31         December 31
                                                           -----------    ------------    --------------------------
                                                              2000           1999           1998           1997
                                                           -----------    ------------    ------------  ------------

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION
  Taxes paid                                            $        800  $           -  $         800  $         800
                                                           ===========   ============   ============   ============

















                      See independent auditor's report and
                   accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The general partner is WNC & Associates, Inc. ("WNC"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

Change in Reporting Year End

In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 3).

Losses from limited partnerships for the years ended December 31, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from limited partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from the limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2000 and 1999, and December 31, 1998, the Partnership had no cash equivalents.

Concentration of Credit Risk

At March 31, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reclassifications

Certain prior year balances have been reclassified to conform to the 2000 presentation.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 2 -  UNCERTAINTY  WITH RESPECT TO  INVESTMENTS  IN ALLIANCE,  EVERGREEN AND
          HASTINGS: IMPAIRMENT OF INVESTMENTS

The Partnership has three investments accounted for under the equity method, consisting of a 99% limited partnership interest in each of Alliance Apartments I, Limited Partnership ("Alliance"), Evergreen Apartments I, Limited Partnership ("Evergreen"), and Hastings Apartments I, Limited Partnership ("Hastings").

The independent auditors engaged to perform an audit of Alliance, Evergreen, and Hastings' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As a result, the Partnership has not included the financial information of Alliance, Evergreen and Hastings in the combined condensed financial statements presented in Note 3. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Alliance, Evergreen and Hastings. The Partnership has reflected equity in the net losses of Alliance, Evergreen and Hastings totaling $167,793 ($(9.32) per limited partnership unit) for the year ended March 31, 2000, based on nine months of reported results provided by Alliance, Evergreen and Hastings and on three months of results estimated by WNC. Such estimates may be materially misstated due to the lack of corroborative financial information.

Alliance, Evergreen and Hastings continue to experience negative cash flows from operations. During the year ended March 31, 2000, the Partnership advanced $205,080 in cash to Alliance, Evergreen and Hastings for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 8, as well as another $74,631 in cash since year end. WNC is currently negotiating for a restructuring of the related bank loans, which would increase cash flow from operations. WNC may not be successful in the restructuring of these loans. If the loans are not restructured, the Partnership may be unable to support these properties. Consequently, the Partnership may be forced to sell all or a portion of its interests in these properties. Further, the lender may attempt to foreclose on the Alliance, Hastings and Evergreen properties.

As a result of the foregoing, WNC has performed an evaluation of the Partnership's remaining investment balances in Alliance, Evergreen and Hastings, including the cash advances noted above and other anticipated costs. It has been determined that an impairment adjustment is necessary and an impairment loss of $995,804 has been recognized at March 31, 2000. This impairment loss includes $644,589 in remaining book value of the Partnership's investments in Alliance, Evergreen and Hastings, the $205,080 and $74,631 cash advances, a $50,000 accrual for anticipated legal costs, and $21,504 of estimated accounting and other related costs.

As a result of the aforementioned operating difficulties and the litigation as discussed in Note 8, there is uncertainty as to whether the Partnership will ultimately retain its interests in Alliance, Evergreen and Hastings. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the Partnership may ultimately incur in connection with its investments in Alliance, Evergreen and Hastings. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheet at March 31, 2000 and at the preceding December 31, 1999, are approximately $1,137,000 and $1,729,000, respectively, greater than the
Partnership's equity as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is partially due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account, unrecorded losses and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March
31. Lastly, the difference is due to the exclusion of the financial statements of Alliance, Hastings and Evergreen from the combined condensed financial information presented below. See Note 2 for discussion.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During the year ended March 31, 2000, one of the investment accounts reached a zero balance. Losses related to that investment totaled $123,000.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                        For the Year      For the Three
                                                            Ended         Months Ended           For the Years Ended
                                                          March 31           March 31                December 31
                                                       ----------------   ---------------   -------------------------------
                                                            2000               1999             1998              1997
                                                       ----------------   ---------------   --------------    -------------
Investments per balance sheet, beginning of period   $      12,250,789  $     12,559,525  $    13,836,734   $   12,782,751
Capital contributions paid, net                                 25,000                 -                -        1,373,557
Capital contributions payable to limited
 partnerships                                                        -                 -                -          526,644
Impairment loss on investments in limited
 partnerships (Note 2)                                        (995,804)                -                -                -
Cash advanced (Note 2)                                         205,080                 -                -                -
Accrued expense (Note 2)                                       146,135                 -                -                -
Capitalized acquisition fees and costs                         233,141             1,520           32,076           28,975
Tax credit adjustments                                               -                 -          (75,140)               -
Return of acquisition fees                                           -                 -                -          (42,551)
Distributions received                                               -            (7,563)         (23,047)          (8,340)
Equity in losses of limited partnerships                      (853,824)         (293,818)      (1,175,333)        (789,697)
Amortization of paid acquisition fees and costs                (42,439)           (8,875)         (35,765)         (34,605)
                                                       ----------------   ---------------   --------------    -------------

Investments per balance sheet, end of period         $      10,968,078  $     12,250,789  $    12,559,525   $   13,836,734
                                                       ================   ===============   ==============    =============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                    1999                1998
                                                                                                     (Restated)
                                                                               ---------------     ---------------

ASSETS
Buildings and improvements, net of accumulated
 depreciation  for  1999 and  1998 of  $4,709,000  and
 $3,311,000, respectively                                                    $     37,998,000    $     39,079,000
Land                                                                                2,723,000           2,723,000
Other assets  (including due from  affiliates of $0 and
 $44,000 as of December 31, 1999 and 1998,
 respectively)                                                                      4,354,000           4,251,000
                                                                               ---------------     ---------------

                                                                             $     45,075,000    $     46,053,000
                                                                               ===============     ===============
LIABILITIES

Mortgage and construction loans payable                                      $     27,652,000    $     29,340,000
Other liabilities (including due to related parties of
 $979,000 and  $2,147,000  as of December 31, 1999 and
 1998, respectively)                                                                4,733,000           3,219,000
                                                                               ---------------     ---------------

                                                                                   32,385,000          32,559,000
                                                                               ---------------     ---------------
PARTNERS' CAPITAL

WNC California Housing Tax Credits Fund, V,
 L.P., Series 3                                                                     9,831,000          10,522,000
Other partners                                                                      2,859,000           2,972,000
                                                                               ---------------     ---------------

                                                                                   12,690,000          13,494,000
                                                                               ---------------     ---------------

                                                                             $     45,075,000    $     46,053,000
                                                                               ===============     ===============


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 1999               1998                1997
                                                                                 (Restated)          (Restated)
                                                            ---------------    ---------------     ---------------
Revenues                                                  $      5,457,000   $      5,332,000    $      4,788,000
                                                            ---------------    ---------------     ---------------
Expenses:
 Operating expenses                                              3,278,000          3,164,000           2,885,000
 Interest expense                                                1,519,000          1,579,000           1,465,000
 Depreciation and amortization                                   1,425,000          1,484,000           1,105,000
                                                            ---------------    ---------------     ---------------

  Total expenses                                                 6,222,000          6,227,000           5,455,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $       (765,000) $        (895,000)   $       (667,000)
                                                            ===============    ===============     ===============
Net loss  allocable to the  Partnership,  before equity
 in losses of Alliance, Evergreen and Hastings            $       (715,000) $        (832,000)   $       (596,000)
                                                            ===============    ===============     ===============
Net loss recorded by the Partnership,  before equity in
 losses of Alliance, Evergreen and Hastings               $       (686,000)          (832,000)           (596,000)

Net loss of Alliance allocable to the Partnership                  (49,000)           (63,000)            (79,000)

Net loss of Evergreen allocable to the Partnership                 (73,000)          (222,000)            (68,000)

Net loss of Hastings allocable to the Partnership                  (46,000)           (58,000)            (47,000)
                                                            ---------------    ---------------     ---------------

Net loss recorded by the Partnership                      $       (854,000) $      (1,175,000)   $       (790,000)
                                                            ===============    ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1996, the Partnership incurred acquisition fees of $1,008,550 which were included in investments in limited partnerships. During 1997, acquisition fees of $42,551 were returned to the Partnership by an affiliate, as allowed by the terms of the Partnership Agreement, resulting in acquisition fees of $965,999 as of December 31, 1998 and March 31, 1999. Additional acquisition fees of $234,796 were recorded during the year ended March 31, 2000 bringing total acquisition fees to $1,200,785. Accumulated amortization of these capitalized costs was $133,032, $94,962 and $86,912 as of March 31, 2000 and 1999, and December 31, 1998,
         respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of March 31, 2000 and 1999, and December 31, 1998, the Partnership incurred acquisition costs of $130,962, $132,607 and $131,087, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $12,542, $8,173 and $7,348 as of March 31, 2000 and 1999, and December 31, 1998, respectively.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Management fees of $49,500 and $12,375 were incurred during the year ended March 31, 2000 and the three months ended March 31, 1999 and fees of $49,500 were incurred for the years ended December 31, 1998 and 1997, of which $63,242 and $49,500 were paid during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $0 and $110,000 were paid during the years ended December 31, 1998 and 1997, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                                March 31                       December 31
                                                       ------------------------------   -----------------------------
                                                           2000             1999           1998             1997
                                                       -------------    -------------   ------------    -------------
Reimbursements for expenses paid by the General
 Partner or an affiliate                             $       26,540   $       14,935  $      11,629   $        3,273

Asset management fee payable                                      -           13,742         50,867            1,367
                                                       -------------    -------------   ------------    -------------

Total                                                $       26,540   $       28,677  $      62,496   $        4,640
                                                       =============    =============   ============    =============

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During the year, WNC identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has 99% limited partnership investments in three of those six Local Limited Partnerships. Those investments are Alliance Apartments I, Evergreen Apartments I and Hastings Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") are now defendants in a separate lawsuit. The lawsuit has been filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. Discovery in this lawsuit is ongoing and WNC will continue to pursue an aggressive defense on behalf of the Defendants.

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and a related injury lawsuit. Cascade carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurer denies coverage, which they have indicated that they might, or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Cascade. Loss of the Cascade investment could result in recapture of tax credits and certain prior tax deductions.

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

Wilfred N. Cooper, Sr., age 69, is the founder, Chief Executive Officer, Chairman of the Board and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice-Chairman, a Director, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Fees of $49,500, $12,375 and $49,500 were incurred during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $63,242, $49,500 and $0 of these fees during the year ended March 31, 2000 and the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year ended March 31, 2000, the three months ended March 31, 1999 or during the year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Units.


                 Title of Class        Name and Address of Beneficial Owner      Amount of     Percent of Class
                                                                                   Units
                                                                                Controlled
            -------------------------- -------------------------------------- ---------------- ------------------

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 2000 and 1999 and December 31, 1998 Statements of Operations for the year ended March 31, 2000, the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997
         Statements of Partners'  Equity (Deficit) for the year ended  March 31,
          2000, the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997
         Statements of Cash Flows for the year ended March 31, 2000, the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified  Public  Accountants on Financial Stat-
          ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

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

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


The audits referred to in our report dated July 3, 2000, relating to the 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of other auditors to express an opinion on the financial statements of three limited partnerships.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.


                                    /s/  BDO SEIDMAN, LLP
                                         BDO SEIDMAN, LLP


Orange County, California
July 3, 2000

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                         ----------------------------------   ------------------------------------------------------
                                                As of March 31, 2000                            As of December 31, 1999
                                         ----------------------------------   ------------------------------------------------------
                                         Partnership's Total   Amount of       Encumbrances of                               Net
                                         Investment in Local   Investment      Local Limited   Property and   Accumulated    Book
Partnership Name           Location      Limited Partnerships  Paid to Date    Partnerships    Equipment      Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I      Alliance,
Limited Partnership        Nebraska       $     604,000     $    604,000                  *            *             *             *

Blessed Rock of El Monte   El Monte,
                           California         2,511,000        2,511,000          2,678,000    9,291,000       489,000     8,802,000

Broadway Apartments,       Hobbs,
Limited Partnership        New Mexico         2,029,000        1,957,000          1,391,000    3,425,000       298,000     3,127,000

Cascade Pines, L.P. II     Atlanta,
                           Georgia            1,347,000        1,347,000          7,898,000    8,488,000       937,000     7,551,000

Curtis Associates I, L.P.  Curtis,
                           Nebraska              88,000           88,000            426,000      497,000        61,000       436,000

Escatawpa Village          Escatawpa,
Associates, Limited        Mississippi          249,000          249,000            895,000    1,418,000       150,000     1,268,000
Partnership

Evergreen Apartments I     Tulsa,
Limited Partnership        Oklahoma             549,000          549,000                  *            *             *             *

Hastings Apartments I,     Hastings,
Limited Partnership        Nebraska             542,000          542,000                  *            *             *             *

Heritage Apartments I,     Berkeley,
L.P.                       Missouri             752,000          752,000            680,000    1,679,000       140,000     1,539,000

* Results of Alliance  Apartments  I, L.P.,  Evergreen  Apartments  I, L.P.  and
Hastings Apartments I, L.P. have not been audited and thus have been excluded.
See Note 2 to the financial statements and report of certified public account-ants.


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                         ----------------------------------   ------------------------------------------------------
                                                As of March 31, 2000                             As of December 31, 1999
                                         ----------------------------------   ------------------------------------------------------
                                         Partnership's Total   Amount of       Encumbrances of                               Net
                                         Investment in Local   Investment      Local Limited   Property and   Accumulated    Book
Partnership Name           Location      Limited Partnerships  Paid to Date    Partnerships    Equipment      Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Hillcrest Associates, a    Ontario,
Limited Partnership        Oregon               354,000          354,000          1,298,000    1,700,000       239,000     1,461,000

Patten Towers, L.P. II     Chattanooga,
                           Tennessee          2,154,000        2,154,000          6,945,000   10,823,000     1,475,000     9,348,000

Prairieland Properties     Syracuse,
of Syracuse II, L.P.       Kansas                85,000           85,000            294,000      511,000        56,000       455,000

Raymond S. King            Greensboro,
Apartments Limited         North Carolina       437,000          437,000            782,000    1,096,000       118,000       978,000
Partnership

Rosedale Limited           Silver City,
Partnership                New Mexico           309,000          309,000          1,321,000    1,679,000       250,000     1,429,000

Shepherd South             Shepherd,
Apartments I, Ltd.         Texas                121,000          121,000            561,000      732,000        88,000       644,000

Solomon Associates I,      Solomon,
L.P.                       Kansas               138,000          138,000            567,000      717,000        98,000       619,000

Talladega County           Talladega,
Housing Ltd.               Alabama              653,000          653,000            804,000    1,469,000       156,000     1,313,000

The Willows Apartments     Morganton, North
Limited Partnership        Carolina             841,000          841,000          1,112,000    1,905,000       154,000     1,751,000
                                             ----------       ----------         ----------   ----------     ---------    ----------
                                          $  13,763,000     $ 13,691,000       $ 27,652,000 $ 45,430,000   $ 4,709,000  $ 40,721,000
                                             ==========       ==========         ==========   ==========     =========    ==========

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                         ---------------------------------------------------------------------------------
                                                                  For the year ended December 31, 1999
                                         ---------------------------------------------------------------------------------
                                                                                                Year          Estimated
                                                                                                Investment    Useful Life
Partnership Name                             Rental Income       Net Loss         Status        Acquired      (Years)
--------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                              *              *        Completed          1997             40

Blessed Rock of El Monte                    $      660,000   $    (80,000)       Completed          1997             40

Broadway Apartments, Limited
Partnership                                        221,000       (178,000)       Completed          1997             40

Cascade Pines, L.P. II                           1,785,000       (280,000)       Completed          1997             40

Curtis Associates I, L.P.                           35,000        (15,000)       Completed          1997           27.5

Escatawpa Village Associates, Limited
Partnership                                        120,000        (25,000)       Completed          1997           27.5

Evergreen Apartments I Limited
Partnership                                              *              *        Completed          1996             40

Hastings Apartments I, Limited
Partnership                                              *              *        Completed          1996             40

Heritage Apartments I, L.P.                         99,000        (56,000)       Completed          1997           27.5

Hillcrest Associates, A Limited
Partnership                                        191,000         (5,000)       Completed          1997           27.5

Patten Towers, L.P. II                           1,489,000         37,000        Completed          1996           27.5

Prairieland Properties of Syracuse
II, L.P.                                            53,000         (6,000)       Completed          1997           27.5

Raymond S. King Apartments Limited
Partnership                                         58,000        (37,000)       Completed          1997             30

Rosedale Limited Partnership                       138,000        (39,000)       Completed          1997             30

Shepherd South Apartments I, Ltd.                   79,000          4,000        Completed          1996             40

Solomon Associates I, L.P.                          90,000        (22,000)       Completed          1997           27.5

Talladega County Housing Ltd.                       86,000        (43,000)       Completed          1996             40

The Willows Apartments Limited
Partnership                                        120,000        (20,000)       Completed          1997             40
                                              ------------     ----------
                                            $    5,224,000   $   (765,000)
                                              ============     ==========

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                         ----------------------------------- -------------------------------------------------------
                                                  As of March 31, 1999                         As of December 31, 1998
                                         ----------------------------------- -------------------------------------------------------
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


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                         ----------------------------------- -------------------------------------------------------
                                                As of March 31, 1999                          As of December 31, 1998
                                         ----------------------------------- -------------------------------------------------------
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

                                       44

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

                                       47

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:    WNC & Associates, Inc.       General Partner

By: /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: September 1, 2000


By: /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: September 1, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., President and Chief Operating Officer
of WNC & Associates, Inc.

Date: September 1, 2000


By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: September 1, 2000


By: /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: Septemebr 1, 2000