Form 10-Q
period 2000-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2000-12-13
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000



PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets
              June 30, 2000 and March 31, 2000                               3

           Statements of Operations
              For the Three Months Ended June 30, 2000 and 1999              4

           Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2000                       5

           Statements of Cash Flows
              For the Three Months Ended June 30, 2000 and 1999              6

           Notes to Financial Statements                                     7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks      15


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                15

  Item 6.  Exhibits and Reports on Form 8-K                                 15

  Signatures                                                                16

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                 June 30, 2000             March 31, 2000
                                                                -----------------        -------------------
                                                                  (unaudited)
                                     ASSETS

Cash and cash equivalents                                     $        241,525         $           365,942
Investment in limited partnerships (Note 3)                         10,776,118                  10,968,078
                                                                -----------------        -------------------

                                                              $     11,017,643         $        11,334,020
                                                                =================        ===================


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Due to limited partnerships (Note 5)                         $              -         $            72,938
 Accrued expenses                                                      108,007                     149,735
 Accrued fees and expenses due to
  General Partner and affiliates (Note 4)                               22,827                      26,540
                                                                -----------------        -------------------

Total Liabilities                                                      130,834                     249,213
                                                                -----------------        -------------------

Partners' equity (deficit):

 General partner                                                       (66,623)                   (64,643)

 Limited partners (25,000 units authorized and
  18,000 units issued and outstanding)                              10,953,432                  11,149,450
                                                                -----------------        -------------------

Total partners' equity                                              10,886,809                  11,084,807
                                                                -----------------        -------------------

                                                              $     11,017,643         $        11,334,020
                                                                =================        ===================


                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                 2000                            1999
                                                         ---------------------          -----------------------
Interest income                                        $               4,469          $                 9,386
Other income                                                           5,032                                -
                                                         ---------------------          -----------------------

Total income                                                           9,501                            9,386
                                                         ---------------------          -----------------------

Operating expenses:
 Amortization (Note 3)                                                11,098                            9,055
 Asset management fees (Note 4)                                       12,375                           12,375
 Other                                                                 5,231                            5,976
                                                         ---------------------          -----------------------

    Total operating expenses                                          28,704                           27,406
                                                         ---------------------          -----------------------

Loss from operations                                                 (19,203)                         (18,020)

Equity in losses of limited partnerships (Note 3)                   (178,795)                        (293,818)
                                                         ---------------------          -----------------------

Net loss                                               $            (197,998)         $              (311,838)
                                                         =====================          =======================

Net loss allocated to:
 General partner                                       $              (1,980)         $                (3,118)
                                                         =====================          =======================

 Limited partners                                      $            (196,018)         $              (308,720)
                                                         =====================          =======================

Net loss per limited partnership unit                  $                 (11)         $                   (17)
                                                         =====================          =======================


                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (Unaudited)

                                                          General                  Limited
                                                          Partner                  Partners                  Total
                                                     -------------------      -------------------      -------------------

Partners' equity (deficit) at March 31, 2000       $           (64,643)     $         11,149,450     $         11,084,807

 Net loss                                                       (1,980)                 (196,018)                (197,998)
                                                     -------------------      -------------------      -------------------

Partners' equity (deficit) at June 30, 2000        $           (66,623)     $         10,953,432     $         10,886,809
                                                     ===================      ===================      ===================




                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                         2000                  1999
                                                                   -----------------     ------------------
 Net loss                                                        $     (197,998)      $       (311,838)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Equity in losses of limited partnerships                             178,795                293,818
   Amortization                                                          11,098                  9,055
   Accrued expenses                                                     (41,728)                     -
   Change in accrued fees and expenses due to
    General Partner and affiliates                                       (3,713)                17,552
                                                                   -----------------     ------------------

     Net cash provided by (used in) operating activities                (53,546)                 8,587
                                                                   -----------------     ------------------

Cash flows from investing activities:
 Investment in limited partnerships, net                                (72,938)                     -
 Distributions from local limited partnerships                            2,067                  2,425
 Acquisition costs and fees                                                   -                (25,000)
                                                                   -----------------     ------------------

     Net cash used in investing activities                              (70,871)               (22,575)
                                                                   -----------------     ------------------

Net decrease in cash and cash equivalents                              (124,417)               (13,988)

Cash and cash equivalents, beginning of period                          365,942                911,080
                                                                   -----------------     ------------------

Cash and cash equivalents, end of period                         $      241,525       $        897,092
                                                                   =================     ==================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

  Taxes paid                                                     $          800       $            800
                                                                   =================     ==================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on July 26, 1995, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Units") at a price of $1,000 per Unit. As of the close of the public offering, January 21, 1996 a total of 18,000 Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been sold.The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,560 Units, which represent 25.3% of the Units outstanding for the Partnership. Sempra Energy Financial invested $4,282,600. A discount of $277,400 was allowed due to a volume discount. Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 units, which represent 5.9% of the Units outstanding for the Partnership. Western Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount.


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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2000
                                   (Unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes;limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

                                  June 30, 2000
                                   (Unaudited)

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 2000 and March 31, 2000, the Partnership had cash equivalents of $0.

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

Concentration of Credit Risk

At June 30, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. Reporting Comprehensive Income

Reporting Comprehensive Income

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

The independent auditors engaged to perform an audit of Alliance, Evergreen, and Hastings' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2000
                                   (Unaudited)

NOTE 2 -  UNCERTAINTY  WITH RESPECT TO  INVESTMENTS  IN ALLIANCE,  EVERGREEN AND
HASTINGS: IMPAIRMENT OF INVESTMENTS, continued

affiliate of the former local general partner. As a result, the Partnership has not included the financial information of Alliance, Evergreen and Hastings in the combined condensed financial statements presented in Note 3. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Alliance, Evergreen and Hastings. The Partnership has reflected equity in the net losses of Alliance, Evergreen and Hastings totaling $0 for the three months ended June 30, 2000, because the recognition of any such loss would reduce the net investment account to a balance below zero. See Note 3 for explanation. Such estimates may be materially misstated due to the lack of corroborative financial information.

Alliance, Evergreen and Hastings continue to experience negative cash flows from operations. During the three months ended June 30, 2000, the Partnership advanced $41,728 in cash to Alliance, Evergreen and Hastings for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 7. These advances were written off at March 31, 2000 as part of an impairment analysis, under which the book value of the investments in Allianc, Evergreen, and Hastings and various advances were written off in full. Subsequent to June 30, 2000 the Partnershup advanced approximately $96,000 in cash to Alliance, Evergreen, and Hastings, which has not been reserved as of June 30, 2000. WNC is currently negotiating for a restructuring of the related bank loans, which would increase cash flow from operations. WNC may not be successful in the restructuring of these loans. If the loans are not restructured, the Partnership may be unable to support these properties. Consequently, the Partnership may be forced to sell all or a portion of its interests in these properties. Further, the lender may attempt to foreclose on the Alliance, Hastings and Evergreen properties.

As a result of the aforementioned operating difficulties and the litigation as discussed in Note 7, there is uncertainty as to whether the Partnership will ultimately retain its interests in Alliance, Evergreen and Hastings. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the Partnership may ultimately incur in connection with its investments in Alliance, Evergreen and Hastings. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. At March 31, 2000 and through the three months ended June 30, 2000, the net investments in the three Local Limited Partnerships discussed in Note 2 had reached a zero balance.

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2000
                                   (Unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                                                                    June 30, 2000            March 31, 2000
                                                                   -----------------       --------------------

Investments per  balance sheet - beginning of period             $     10,968,078        $        12,250,789
Capital Contributions paid, net                                                 -                     25,000
Capitalized acquisition fees and costs                                          -                    233,141
Impairment loss on investments in limited
 partnerships (Note 2)                                                          -                   (995,804)
Cash advanced (Note 2)                                                          -                    205,080
Accrued Expense (Note 2)                                                        -                    146,135
Equity in losses of limited partnerships                                 (178,795)                  (853,824)
Distributions received                                                     (2,067)                         -
Amortization of paid capitalized acquisition fees and costs               (11,098)                   (42,439)
                                                                   -----------------       --------------------

Investments per balance sheet - end of period                    $     10,776,118        $        10,968,078
                                                                   =================       ====================


Selected financial information for the three months ended June 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                                                                        2000                    1999
                                                                   ---------------       -------------------
Total revenue                                                    $     1,364,000       $         1,378,000
                                                                   ---------------       -------------------

Interest expense                                                         380,000                   440,000
Depreciation                                                             356,000                   371,000
Operating expenses                                                       819,000                   791,000
                                                                   ---------------       -------------------
Total expenses                                                         1,555,000                 1,602,000
                                                                   ---------------       -------------------

Net loss                                                         $      (191,000)      $         (224,000)
                                                                   ===============       ===================

Net loss allocable to the Partnership, before equity in
 losses of Alliance, Evergreen, and Hastings                     $      (179,000)      $          (208,000)
                                                                   ===============       ===================
Net loss recorded by the Partnership, before equity
 in losses of Alliance, Evergreen, and Hastings                  $      (179,000)      $          (208,000)
Net loss of Alliance allocable to the Partnership                        (12,000)                  (16,000)
Net loss of Evergreen allocable to the Partnership                       (18,000)                  (55,000)
Net loss of Hastings allocable to the Partnership                        (12,000)                  (15,000)
Below zero adjustments of the net allocable losses
 of Alliance, Evergreen, and Hastings                                     42,000                         -
                                                                   ---------------       -------------------

Net loss recorded by the Partnership                             $      (179,000)      $          (294,000)
                                                                   ===============       ===================

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2000
                                   (Unaudited)


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Fees of $12,375 were incurred during each of the three months ended June 30, 2000 and 1999. The Partnership paid the General Partner or its affiliates $0 of these fees during each of the three months ended June 30, 2000 and 1999.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                                    June 30, 2000                March 31, 2000
                                                                 ---------------------        ----------------------
Reimbursements for expenses paid by the
 General Partner or an affiliate                              $                     -      $                 26,540
Acquisition expenses payable                                                   10,452                             -
Asset management fee payable                                                   12,375                             -
                                                                 ---------------------        ----------------------

  Total                                                       $                22,827      $                 26,540
                                                                 =====================        ======================

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2000
                                   (Unaudited)

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships at June 30, 2000 represent amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks (generally expected to be paid within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

During the year ended March 31, 2000, WNC identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has 99% limited partnership investments in three of those six Local Limited Partnerships. Those investments are Alliance
Apartments I, Evergreen Apartments I and Hastings Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all six of the Local Limited Partnerships.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on September 1, 2000.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $242,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $10,776,000. Liabilities at June 30, 2000 primarily consisted of $108,000 of accrued expenses and $23,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(198,000), reflecting a decrease of $114,000 from the net loss experienced for the three months ended June 30, 1999 of $(312,000). The decrease in net loss is due to equity in losses of limited partnerships which decreased by $115,000 to $(179,000) for the three month period ended June 30, 2000 from $(294,000) for the three month period ended June 30, 1999, due to write off in full of three Local Limited Partnership Interests discussed in Note 2, offset by an increase in operating loss of $1,000 to $(19,000) for the three months ended June 30, 2000 from $(18,000) for the three months ended June 30, 1999.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Net decrease in cash during the three months ended June 30, 2000 was $(124,000) compared to a net decrease in cash for the three months ended June 30, 1999 of $(14,000). The change was due primarily to an increase in investments in limited partnerships of $(73,000), a decrease in accrued expenses of $(42,000), a decrease in accrued fees and expenses due to General Partner or affiliate of $(32,000), offset by a decrease in acquisition costs and fees of $36,000.

During the three months ended June 30, 2000 and the year ended March 31, 2000, accrued payables, which consist primarily of management fees due to the General Partner, decreased by $(4,000).

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently forseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC.         General Partner



By:  /s/ Wilfred N Cooper, Jr.

Wilfred N Cooper,  Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date: December 8, 2000



By:  /s/ Michael L Dickenson

Michael L. Dickenson,
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: December 8, 2000