Form 10-Q
period 2000-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2001-05-14
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_____ No__X____

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000





PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Balance Sheets
     September 30, 2000 and March 31, 2000                                   3

   Statements of Operations
     For the Three and Six Months Ended September 30, 2000 and 1999          4

   Statement of Partners' Equity (Deficit)
     For the Six Months Ended September 30, 2000                             5

   Statements of Cash Flows
     For the Six Months Ended September 30, 2000 and 1999                    6

   Notes to Financial Statements                                             7

Item 2.  Management's Discussion and Analysis of Financial
          Condition, Results of Operations, and Cash Flows                  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risks        15


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         15

         Item 6.  Exhibits and Reports on Form 8-K                          15

         Signatures                                                         16

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS







                                                                 September 30,
                                                                      2000                 March 31, 2000
                                                                -----------------         ------------------
                                                                  (unaudited)
ASSETS

Cash and cash equivalents                                     $        146,988          $          365,942
Investments in limited partnerships, net (Note 3)                   10,575,946                  10,968,078
                                                                -----------------         ------------------

                                                              $     10,722,934          $       11,334,020
                                                                =================         ==================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Due to limited partnerships (Note 5)                      $              -          $           72,938
    Accrued expenses                                                    59,027                     149,735
    Accrued fees and expenses due to
      General Partner and affiliates (Note 4)                           23,965                      26,540
                                                                -----------------         ------------------

Total liabilities                                                       82,992                     249,213
                                                                -----------------         ------------------

Commitments and contingencies (Note 7)

Partners' equity (deficit):

    General Partner                                                    (69,092)                    (64,643)

    Limited Partners (25,000 units authorized and
       18,000 units issued and outstanding)                         10,709,034                  11,149,450
                                                                -----------------         ------------------

Total partners' equity                                              10,639,942                  11,084,807
                                                                -----------------         ------------------

                                                              $     10,722,934          $       11,334,020
                                                                =================         ==================

              See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                     2000                               1999
                                         ------------------------------    --------------------------------

                                            Three             Six              Three              Six
                                           Months            Months           Months            Months
                                         ------------     -------------    --------------    --------------

Interest income                        $      2,663     $       7,132    $        8,374    $       17,760
Other income                                      -             5,032                 -                 -
                                         ------------     -------------    --------------    --------------
                                              2,663            12,164             8,374            17,760
                                         ------------     -------------    --------------    --------------

Operating expenses:
Amortization (Note 3)                        10,925            22,023            11,221            20,276
Asset management fees (Note 4)               12,375            24,750            12,375            24,750
Other                                        47,435            52,666            17,588            23,564
                                         ------------     -------------    --------------    --------------

Total operating expenses                     70,735            99,439            41,184            68,590
                                         ------------     -------------    --------------    --------------

Loss from operations                        (68,072)          (87,275)          (32,810)          (50,830)

Equity in losses of
limited partnerships (Note 3)              (178,795)         (357,590)         (256,068)         (549,886)
                                         ------------     -------------    --------------    --------------

Net loss                               $   (246,867)    $    (444,865)   $     (288,878)   $     (600,716)
                                         ============     =============    ==============    ==============

Net loss allocated to:
  General Partner                      $     (2,469)    $      (4,449)   $       (2,889)   $       (6,007)
                                         ============     =============    ==============    ==============

  Limited Partners                     $   (244,398)    $    (440,416)   $     (285,989)   $     (594,709)
                                         ============     =============    ==============    ==============

Net loss per limited partner unit      $        (14)    $         (24)   $          (16)   $          (33)
                                         ============     =============    ==============    ==============

Outstanding weighted limited
  partner  units                              18,000            18,000            18,000            18,000
                                         ============     =============    ==============    ==============


              See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000
                                   (Unaudited)

                                                              General                 Limited
                                                              Partner                 Partners                Total
                                                         ------------------      -------------------     -----------------


Partners' equity (deficit) at March 31, 2000           $          (64,643)     $         11,149,450    $       11,084,807



    Net loss                                                       (4,449)                 (440,416)             (444,865)
                                                         ------------------      -------------------     -----------------

Partners' equity (deficit) at September 30, 2000       $          (69,092)     $         10,709,034    $       10,639,942
                                                         ==================      ===================     =================




              See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)



                                                                         2000                   1999
                                                                    ----------------      -----------------
Cash flows from operating activities:
    Net loss                                                      $       (444,865)     $        (600,716)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Amortization                                                       22,023                 20,276
         Change in other assets                                                  -                (52,428)
         Equity in losses of limited partnerships                          357,590                549,886
         Change in accrued fees and expenses due to
               General Partner and affiliates                               (2,575)                (5,508)
         Change in accrued expenses                                        (90,707)                     -
                                                                    ----------------      -----------------

           Net cash used in operating activities                          (158,534)               (88,490)
                                                                    ----------------      -----------------

Cash flows from investing activities:
    Investments in limited partnerships, net                               (72,939)                     -
    Distributions from local limited partnerships                            2,067                  4,275
    Acquisition costs and fees                                              10,452               (247,814)
                                                                    ----------------      -----------------

             Net cash used in investing activities                         (60,420)              (243,539)
                                                                    ----------------      -----------------

Net decrease in cash and cash equivalents                                 (218,954)              (332,029)

Cash and cash equivalents, beginning of period                             365,942                911,080
                                                                    ----------------      -----------------

Cash and cash equivalents, end of period                          $        146,988      $         579,051
                                                                    ================      =================


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Taxes paid                                                        $            800     $              800
                                                                    ================      =================


              See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)






NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on July 26, 1995, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Units") at a price of $1,000 per Unit. As of the close of the public offering, January 21, 1996 a total of 18,000 Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been sold. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

September 30, 2000 (Unaudited)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Note 3).

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

                         September 30, 2000 (Unaudited)

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2000 and March 31, 2000, the Partnership had cash equivalents of $0.

Concentration of Credit Risk

At September 30, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

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

The independent auditors engaged to perform an audit of Alliance, Evergreen, and Hastings' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As a result, the Partnership

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         September 30, 2000 (Unaudited)



NOTE 2 -  UNCERTAINTY  WITH RESPECT TO  INVESTMENTS  IN ALLIANCE,  EVERGREEN AND
          HASTINGS: IMPAIRMENT OF INVESTMENTS, continued

has not included the financial information of Alliance, Evergreen and Hastings in the combined condensed financial statements presented in Note 3. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Alliance, Evergreen and Hastings. The Partnership has reflected equity in the net losses of Alliance, Evergreen and Hastings totaling $0 for the three and six months ended September 30, 2000, because the recognition of any such loss would reduce the net investment account to a balance below zero. See Note 3 for explanation. Such estimates may be materially misstated due to the lack of corroborative financial information.

Alliance, Evergreen and Hastings continue to experience negative cash flows from operations. During the three and six months ended September 30, 2000, the Partnership advanced $84,265 and $115,549 in cash to Alliance, Evergreen and Hastings for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 7. Included in those advances are $74,631 of advances which were written off at March 31, 2000 as part of an impairment analysis under which the book value of the investments in Alliance, Evergreen, and Hastings and various advances were written off in full (See 10-K filed on September 1 2000). Subsequent to September 30, 2000 the Partnership advanced approximately $82,000 in cash to Evergreen, which the Partnership had written off as incurred. WNC is currently negotiating for a restructuring of the related bank loans, which would increase cash flow from operations. WNC may not be successful in the restructuring of these loans. If the loans are not restructured, the Partnership may be unable to support these properties. Consequently, the Partnership may be forced to sell all or a portion of its interests in these properties. Further, the lender may attempt to foreclose on the Alliance, Hastings and Evergreen properties.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. At March 31, 2000 and through the six months ended September 30, 2000, the net investments in the three Local Limited Partnerships discussed in Note 2 had reached a zero balance.

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         September 30, 2000 (Unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued


Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below (Combined condensed financial information for Alliance, Evergreen and Hastings has been excluded from the presentation below. See Note 2 for further discussion):

                                                                     September 30,            March 31, 2000
                                                                         2000
                                                                   ------------------       -------------------

Investments in limited partnerships - beginning of period        $      10,968,078        $       12,250,789
Capital contributions paid, net                                                  -                    25,000
Capitalized acquisition fees and costs                                     (10,452)                  233,141
Impairment loss on investments in limited partnerships (Note 2)                  -                  (995,804)
Cash advanced (Note 2)                                                           -                   205,080
Accrued expense (Note 2)                                                         -                   146,135
Equity in losses of limited partnerships                                  (357,590)                 (853,824)
Distributions received from limited partnerships                            (2,067)                       -
Amortization of capitalized acquisition fees and costs                     (22,023)                 (42,439)
                                                                   ------------------       -------------------

Investments in limited partnerships - end of period              $      10,575,946        $       10,968,078
                                                                   ==================       ===================


Selected financial information for the six months ended September 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                                                                        2000                    1999
                                                                   ----------------       ------------------

Revenue                                                          $      2,729,000       $        2,755,000
                                                                   ----------------       ------------------
Expenses:
   Interest expense                                                       760,000                  879,000
   Depreciation                                                           713,000                  742,000
   Operating expenses                                                   1,639,000                1,582,000
                                                                   ----------------       ------------------
       Total expenses                                                   3,112,000                3,203,000
                                                                   ----------------       ------------------

Net loss                                                         $       (383,000)      $        (448,000)
                                                                   ================       ==================

Net loss allocable to the Partnership, before equity in
     losses
  of Alliance, Evergreen, and Hastings                           $       (358,000)      $         (416,000)
                                                                   ================       ==================
                                                                 $       (358,000)      $         (416,000)
Net loss recorded by the Partnership, before equity
  in losses of Alliance, Evergreen, and Hastings
Net loss of Alliance allocable to the Partnership                         (25,000)                 (32,000)
Net loss of Evergreen allocable to the Partnership                        (37,000)                (111,000)
Net loss of Hastings allocable to the Partnership                         (23,000)                 (29,000)
Below zero adjustments of the net allocable losses
   of Alliance, Evergreen, and Hastings                                    85,000                   38,000
                                                                   ----------------       ------------------
Net loss recorded by the Partnership                             $       (358,000)      $         (550,000)
                                                                   ================       ==================





                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         September 30, 2000 (Unaudited)



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Asset management fees of $24,750 were incurred during each of the six months ended September 30, 2000 and 1999. The Partnership paid $12,375 and $0 of these fees during the six months ended September 30, 2000 and 1999, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                   September 30, 2000             March 31, 2000
                                                                  ---------------------        ----------------------

Reimbursements for expenses paid by the
  General Partner or an affiliate                              $                11,590      $                 26,540
Asset management fee payable                                                    12,375                             -
                                                                  ---------------------        ----------------------

  Total                                                        $                23,965      $                 26,540
                                                                  =====================        ======================




                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         September 30, 2000 (Unaudited)



NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships at September 30, 2000 represent amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks (generally expected to be paid within two years of the Partnership's initial investment).


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

16 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2000 and 1999, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $147,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $10,576,000. Liabilities at September 30, 2000 primarily consisted of $59,000 of accrued expenses and $24,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(247,000), reflecting a decrease of $(42,000) from the net loss experienced for the three months ended September 30, 1999 of $(289,000). The $(42,000) decrease in net loss is due to equity in losses of limited partnerships which decreased by $(77,000) to $(179,000) for the three month period ended September 30, 2000 from $(256,000) for the three month period ended September 30, 1999. The $(77,000) decrease was due to a write-off in full of three Local Limited Partnership Interests discussed in Note 2, offset by an increase in operating loss of $(35,000) to $(68,000) for the three months ended September 30, 2000 from $(33,000) for the three months ended September 30, 1999. The $30,000 increase in operating expense was primarily due to the write-off of operating expenses of Evergreen of $29,000 included in other expenses.


Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(358,000), reflecting a decrease of $192,000 from the net loss experienced for the three months ended September 30, 1999 of $(550,000). The loss was offset by an increase in operating loss of $36,000 to $(87,000) for the six months ended September 30, 2000 from $(51,000) for the six months ended September 30, 1999. The $192,000 decrease in equity in losses of limited partnerships was due to the write-off in full of three Local Limited Partnership interests discussed in Note 2 prior to March 31, 2000. The $36,000 increase in operating expense was primarily due to the operating expense of Evergreen of $29,000 included in other expenses.

Cash Flows

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. Net decrease in cash during the six months ended September 30, 2000 was $(219,000) compared to a net decrease in cash for the six months ended September 30, 1999 of $(332,000). The $113,000 decrease was due primarily to a $183,000 decrease in cash used in investing activities, offset by a $(70,000) increase in cash used in operating activities. The $183,000 decrease in cash used by investing activities consists of a $258,000 decrease in cash paid for acquisition costs and fees, offset by a $(73,000) increase in capital contributions paid to Local Limited Partnerships and a $2,000 decrease in distributions of cash received from Local Limited Partnerships. The $(70,000) increase in cash used by operating activities consists primarily of $(91,000) decrease in accrued expenses comprising amounts paid for legal expenses, offset by $52,000 decrease in receivables from Hastings, Alliance and Evergreen which were written off in March 2000.

During the six months ended September 30, 2000 and the year ended March 31, 2000, accrued payables, which consist primarily of management fees due to the General Partner, decreased by ($3,000).

The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.


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

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By: WNC & ASSOCIATES, INC. General Partner



By: /s/ Wilfred N Cooper, Jr.

Wilfred N Cooper, Jr., President - Chief Operating Officer of WNC & Associates, Inc.

Date: May 14, 2001



By: /s/ Thomas J. Riha

Thomas J. Riha,  Vice President - Chief  Financial  Officer of WNC & Associates,
Inc.

Date: May 14, 2001