Form 10-Q
period 2000-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2001-05-14
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_______ No_______ X

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets
           December 31, 2000 and March 31, 2000                             3

          Statements of Operations
           For the Three and Nine Months Ended December 31, 2000 and 1999   4

          Statement of Partners' Equity (Deficit)
           For the Nine Months Ended December 31, 2000                      5

          Statements of Cash Flows
           For the Nine Months Ended December 31, 2000 and 1999             6

          Notes to Financial Statements                                     7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition, Results of Operations, and Cash Flows                  14

 Item 3.  Quantitative and Qualitative Disclosures about Market Risks       15


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                 15

 Item 6.  Exhibits and Reports on Form 8-K                                  15

 Signatures                                                                 16

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                December 31, 2000          March 31, 2000
                                                                -----------------        -------------------
                                                                  (unaudited)
ASSETS
Cash and cash equivalents                                     $         87,026         $           365,942
Investments in limited partnerships, net (Note 3)                   10,374,058                  10,968,078
                                                                -----------------        -------------------

                                                              $     10,461,084         $        11,334,020
                                                                =================        ===================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)                    $              -         $            72,938
 Accrued expenses                                                       36,058                     149,735
 Accrued fees and expenses due to
  General Partner and affiliates (Note 4)                               41,029                      26,540
                                                                -----------------        -------------------

Total liabilities                                                       77,087                     249,213
                                                                -----------------        -------------------
Commitments and contingencies (Note 7)

Partners' equity (deficit):

 General Partner                                                       (71,651)                   (64,643)

 Limited Partners (25,000 units authorized and
  18,000 units issued and outstanding)                              10,455,648                  11,149,450
                                                                -----------------        -------------------

Total partners' equity                                              10,383,997                  11,084,807
                                                                -----------------        -------------------

                                                              $     10,461,084         $        11,334,020
                                                                =================        ===================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                     2000                               1999
                                         ------------------------------    --------------------------------
                                           Three            Nine              Three             Nine
                                           Months           Months            Months            Months
                                         ------------    --------------    -------------     --------------
Interest income                        $      1,786    $        8,918    $       6,193     $       23,953
Miscellaneous income                              -             5,032                -                  -
                                         ------------    --------------    -------------     --------------
                                              1,786            13,950            6,193             23,953
                                         ------------    --------------    -------------     --------------
Operating expenses:
Amortization                                 11,009            33,032           11,221             31,497
Asset management fees (Note 3)               12,375            37,125           12,375             37,125
Legal and accounting fees                     8,780            26,845           24,664             40,131
Other                                        46,772            81,373            3,339             11,436
                                         ------------    --------------    -------------     --------------

Total operating expenses                     78,936           178,375           51,599            120,189
                                         ------------    --------------    -------------     --------------

Loss from operations                        (77,150)         (164,425)         (45,406)           (96,236)

Equity in losses of
 limited partnerships                      (178,795)         (536,385)        (238,363)          (788,249)
                                         ------------    --------------    -------------     --------------

Net loss                               $   (255,945)   $     (700,810)   $    (283,769)    $     (884,485)
                                         ============    ==============    =============     ==============
Net loss allocated to:
 General partner                       $     (2,559)   $       (7,008)   $      (2,838)    $       (8,845)
                                         ============    ==============    =============     ==============

 Limited partners                      $   (253,386)   $     (693,802)   $    (280,931)    $     (875,640)
                                         ============    ==============    =============     ==============

Net loss per limited partner unit      $        (14)   $          (39)   $         (16)    $          (49)
                                         ============    ==============    =============     ==============
Outstanding weighted limited
 partner  units                              18,000            18,000           18,000             18,000
                                         ============    ==============    =============     ==============

                 See accompanying notes to financial statements
                                       4

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000
                                   (Unaudited)

                                                          General                  Limited
                                                          Partner                  Partners                  Total
                                                     -------------------      -------------------      -------------------

Partners' equity (deficit) at March 31, 2000       $           (64,643)     $         11,149,450     $         11,084,807

    Net loss                                                    (7,008)                 (693,802)                (700,810)
                                                     -------------------      -------------------      -------------------

Partners' equity (deficit) at December 31, 2000    $           (71,651)     $         10,455,648     $         10,383,997
                                                     ===================      ===================      ===================








                 See accompanying notes to financial statements
                                       5

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)



                                                                       2000                  1999
                                                                -----------------     ------------------
Cash flows from operating activities:
 Net loss                                                     $     (700,810)       $      (884,485)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Amortization                                                        33,032                 31,497
  Change in asset management fee payable                              24,750                 11,008
  Change in other assets                                                   -               (122,311)
  Equity in losses of limited partnerships                           536,385                788,249
  Change in accrued fees and expenses due to
   General Partner and affiliates                                    (10,261)                44,560
  Change in accrued expenses                                        (113,676)                     -
                                                                -----------------     ------------------

    Net cash used in operating activities                           (230,580)              (131,482)
                                                                -----------------     ------------------

Cash flows from investing activities:
 Investments in limited partnerships, net                            (72,939)                 4,275
 Distributions from limited partnerships                              14,151               (259,786)

 Acquisition costs and fees                                           10,452                      -
                                                                -----------------     ------------------

    Net cash used in investing activities                            (48,336)              (255,511)
                                                                -----------------     ------------------

Net decrease in cash and cash equivalents                           (278,916)              (386,993)

Cash and cash equivalents, beginning of period                       365,942                911,080
                                                                -----------------     ------------------

Cash and cash equivalents, end of period                      $       87,026        $       524,087

                                                                =================     ==================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

 Taxes paid                                                   $          800        $           800
                                                                =================     ==================

                 See accompanying notes to financial statements
                                       6

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on July 26, 1995, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units") at a price of $1,000 per Unit. As of the close of the public offering, January 21, 1996 a total of 18,000 Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been sold. The General Partner has a 1 % interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                                December 31, 2000
                                   (Unaudited)

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31, 2000 and March 31, 2000, the Partnership had cash equivalents of $0.

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

Concentration of Credit Risk

At various times during the periods presented, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

The independent auditors engaged to perform an audit of Alliance, Evergreen, and Hastings' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As a result, the Partnership has

                     WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (Unaudited)

NOTE 2 -  UNCERTAINTY  WITH RESPECT TO  INVESTMENTS  IN ALLIANCE,  EVERGREEN AND
          HASTINGS: IMPAIRMENT OF INVESTMENTS, continued

not included the financial information of Alliance, Evergreen and Hastings in the combined condensed financial statements presented in Note 3. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Alliance, Evergreen and Hastings. The Partnership has reflected equity in the net losses of Alliance, Evergreen and Hastings totaling $0 for the three and nine months ended December 31, 2000, because the recognition of any such loss would reduce the net investment account to a balance below zero. See Note 3 for explanation. Such estimates may be materially misstated due to the lack of corroborative financial information.

Alliance, Evergreen and Hastings continue to experience negative cash flows from operations. During the three and nine months ended December 31, 2000, the Partnership advanced $42,220 and $157,737 in cash to Alliance, Evergreen and Hastings for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 7. These advances were written off at December 31, 2000 and March 31, 2000 as part of an impairment analysis at March 31, 2000 under which the book value of the investments in Alliance, Evergreen, and Hastings and various advances were written off in full. Subsequent to December 31, 2000 the Partnership advanced approximately $40,000 in cash to Alliance, Evergreen, and Hastings, which the Partnership had not reserved as of December 31, 2000. WNC is currently negotiating for a restructuring of the related bank loans, which would increase cash flow from operations. WNC may not be successful in the restructuring of these loans. If the loans are not restructured, the Partnership may be unable to support these properties. Consequently, the Partnership may be forced to sell all or a portion of its interests in these properties. Further, the lender may attempt to foreclose on the Alliance, Hastings and Evergreen properties.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. At March 31, 2000 and through the nine months ended December 31, 2000, the net investments in the three Local Limited Partnerships discussed in Note 2 had reached a zero balance.

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (Unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                                                                     December 31, 2000        March 31, 2000
                                                                   --------------------    --------------------
Investments in limited partnerships - beginning of period        $        10,968,078     $        12,250,789
Capital contributions paid, net                                                    -                  25,000
Capitalized acquisition fees and costs                                       (10,452)                233,141
Impairment loss on investments in limited partnerships (Note 2)                    -                (995,804)
Cash advanced (Note 2)                                                             -                 205,080
Accrued expense (Note 2)                                                           -                 146,135
Equity in losses of limited partnerships                                    (536,385)               (853,824)
Distributions received                                                       (14,151)                      -
Amortization of paid capitalized acquisition fees and costs                  (33,032)                (42,439)
                                                                   --------------------    --------------------

Investments in limited partnerships - end of period              $        10,374,058     $        10,968,078
                                                                   ====================    ====================

Selected financial information for the nine months ended September 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                                                                        2000                    1999
                                                                   ---------------       -------------------
Revenue                                                          $     4,093,000       $        4,133,000
                                                                   ---------------       -------------------
Expenses:
 Interest expense                                                      1,140,000                1,319,000
 Depreciation                                                          1,069,000                1,113,000
 Operating expenses                                                    2,458,000                2,373,000
                                                                   ---------------       -------------------
Total expenses                                                         4,667,000                4,805,000
                                                                   ---------------       -------------------
Net loss                                                         $      (574,000)      $         (672,000)
                                                                   ===============       ===================

Net loss allocable to the Partnership, before equity in
 losses of Alliance, Evergreen, and Hastings                     $      (536,000)      $         (624,000)
                                                                   ===============       ===================

Net loss recorded by the Partnership, before equity
 in losses of Alliance, Evergreen, and Hastings                  $      (536,000)      $         (624,000)
Net loss of Alliance allocable to the Partnership                        (37,000)                 (48,000)
Net loss of Evergreen allocable to the Partnership                       (55,000)                (166,000)
Net loss of Hastings allocable to the Partnership                        (35,000)                 (44,000)
Below zero adjustments of the net allocable losses
 of Alliance, Evergreen, and Hastings                                    127,000                  258,000
                                                                   ---------------       -------------------
Net loss recorded by the Partnership                             $      (536,000)      $         (624,000)
                                                                   ===============       ===================

                                       11

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (Unaudited)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Asset management fees of $37,125 were incurred during each of the nine months ended December 31, 2000 and 1999. The Partnership paid the General Partner or its affiliates $12,375 and $26,117 of these fees during the nine months ended December 31, 2000 and 1999, respectively.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                December 31, 2000               March 31, 2000
                                              ---------------------        ----------------------
Reimbursements for expenses paid by the
 General Partner or an affiliate           $                16,279      $                 26,540
Asset management fee payable                                24,750                             -
                                              ---------------------        ----------------------

  Total                                    $                41,029      $                 26,540
                                              =====================        ======================


                                       12

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (Unaudited)

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships at December 31, 2000 represent amount which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks (generally expected to be paid within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $87,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $10,374,000. Liabilities at December 31, 2000 primarily consisted of $36,000 of accrued expenses and $41,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(256,000), reflecting a decrease of $(28,000) from the net loss experienced for the three months ended December 31, 1999 of $(284,000). The $(28,000) decrease in net loss is due to equity in losses of limited partnerships which decreased by $(59,000) to $(179,000) for the three month period ended December 31, 2000 from $(238,000) for the three month period ended December 31, 1999. The $(59,000) decrease was due to a write-off in full of three Local Limited Partnership Interests discussed in Note 2, offset by an increase in operating loss of $(32,000) to $(77,000) for the three months ended December 31, 2000 from $(45,000) for the three months ended December 31, 1999. The $27,000 increase in operating expense was due to write-off of operating expenses of Evergreen of $42,000, and a decrease in legal and accounting fees of $16,000.


Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(701,000), reflecting a decrease of $183,000 from the net loss experienced for the three months ended December 31, 1999 of $(884,000). The $183,000 decrease in net loss is due to equity in losses of limited partnerships, which decreased by $252,000 to $(536,000) for the nine month period ended December 31, 2000 from $(788,000) for the nine month period ended December 31, 1999, offset by an increase in operating loss of $68,000 to $(164,000) for the nine months ended December 31, 2000 from $(96,000) for the nine months ended December 31, 1999. The $252,000 decrease in equity in losses of limited partnerships was due to write-off in full of three Local Limited Partnership Interests discussed in Note
2. The $58,000 increase in operating expense was due to the operating expense of Evergreen of $71,000, and a decrease in legal and accounting fees of $13,000.

Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net decrease in cash during the nine months ended December 31, 2000 was $(279,000) compared to a net decrease in cash for the nine months ended December 31, 1999 of $(387,000). The $108,000 decrease was due primarily to a $274,000 increase in cash used in distribution from limited partnership and a $122,000 decrease in advances to Alliance, Hastings and Evergreen, offset by $114,000 accrued expenses paid, a $77,000 decrease in cash paid as capital contributions to limited partnerships, a $55,000 decrease in accrued expenses fees and expenses due to General Partner or affiliates.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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