Form 10-K
period 2001-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2001-08-10
CIK 943904

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND V., SERIES  3

             California                          33-0391979
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  No X
--------

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

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner" or ("Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the 'Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

As of March 31, 2001, the Partnership had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of the dates and for the periods indicated:



                                                                    ------------------------------ ---------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                    ------------------------------ ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                    Estimated  Encumbrances
                                               Name          Total Investment  Investment                     Low Income    of Local
                                                             in Local Limited   Paid to    Number             Housing        Limited
                                                              Partnerships      Date     of Units  Occupancy  Credits   Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I    Alliance,         Retro Development,
Limited Partnership      Nebraska          Inc.                 $   604,000     $ 604,000    19      79%      $  363,000           *

Blessed Rock of El       El Monte,         Everland,
Monte                    California        Inc.                   2,511,000     2,511,000   137      99%       8,899,000 $ 3,754,000

Broadway Apartments,     Hobbs, New        Trianon - Broadway,
Limited                  Mexico            LLC, a New Mexico
Partnership                                Limited Liability
                                           Company                2,029,000     2,029,000    78      88%       2,335,000   1,375,000

Cascade Pines,           Atlanta,          Urban Residential
L.P. II                  Georgia           Management, Inc.,
                                           a Georgia
                                           Corporation            1,347,000     1,347,000   376      85%       2,533,000   7,763,000

Curtis Associates        Curtis,           Joseph A. Shepard and
I,L.P.                   Nebraska          Kenneth M. Vitor          88,000        88,000    12     100%         156,000     424,000

Escatawpa Village        Escatawpa,        Clifford E.
Associates, Limited      Mississippi       Olsen
Partnership                                                         249,000       249,000    32      97%         458,000     893,000

Evergreen Apartments     Tulsa,            Retro Development,
I Limited Partnership    Oklahoma          Inc. ofOklahoma and
                                           Most Worshipful
                                           Prince Hall
                                           Grand Lodge              549,000       549,000    76      29%         991,000           *

Hastings Apartments      Hastings,         Retro Development, Inc.
I, Limited               Nebraska          of Oklahoma and Most
Partnership                                Worshipful Prince Hall
                                           Grand Lodge              542,000       542,000    18      89%       1,005,000           *

Heritage Apartments      Berkeley,         Joseph A. Shepard and
I, L.P.                  Missouri          Kenneth M. Vitor         752,000       752,000    30      97%       1,333,000     664,000

*   Results of Alliance Apartments I, L.P., Evergreen Apartments I, L.P. and
    Hastings Apartments I, L.P. have not been audited and thus have been excluded.
    See Note 2 to the financial statements and report of certified public accounts.



                                                                    ------------------------------ ---------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                    ------------------------------ ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                    Estimated  Encumbrances
                                               Name          Total Investment  Investment                     Low Income    of Local
                                                             in Local Limited   Paid to    Number             Housing        Limited
                                                              Partnerships      Date     of Units  Occupancy  Credits   Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Hillcrest Associates,    Ontario,          Riley J.
A Limited                Oregon            Hill                     354,000       354,000    28     100%         683,000   1,295,000
Partnership

Patten Towers,           Chattanooga,      Patten Towers
 L.P. II                 Tennessee         Partners, LLC          2,154,000     2,154,000   221      99%       3,938,000   6,595,000

Prairieland              Syracuse,         Kenneth M.
Properties of            Kansas            Vitor
Syracuse II, L.P.                                                    85,000        85,000     8      75%         152,000     325,000

Raymond S. King          Greensboro,       Project
Apartments Limited       North             Homestead,
Partnership              Carolina          Inc.                     437,000       437,000    23     100%         883,000     782,000

Rosedale Limited         Silver City,      Deke Noftsker and
Partnership              New Mexico        ABO Corporation          309,000       309,000    32      97%         547,000   1,317,000

Shepherd South           Shepherd,         Donald W.
Apartments I, Ltd.       Texas             Sowell                   121,000       121,000    24      83%         223,000     570,000

Solomon Associates       Solomon,          Joseph A. Shepard and
 I,L.P.                  Kansas            Kenneth M. Vitor         138,000       138,000    16      88%         250,000     579,000

Talladega County         Talladega,        Apartment Developers,
Housing Ltd.             Alabama           Inc. and Thomas H.
                                           Cooksey                  653,000       653,000    30      97%       1,200,000     796,000

The Willows              Morganton,        John C. Loving, Gordon D.
Apartments Limited       North             Brown, Jr. and Western N.C.
Partnership              Carolina          Housing Partnership      841,000       841,000    36      97%       1,545,000   1,101,000
                                                                -----------  ------------    --     -----      ---------   ---------
                                                                $13,763,000  $ 13,763,000 1,196     88.8%   $ 27,494,000 $28,233,000
                                                                ===========  ============ ======    =====   ============  ==========


                                     -------------------------------------------------------------------------------
                                                          For the year ended December 31, 2000
                                     -------------------------------------------------------------------------------
                                                                                            Low Income Housing
                                                                                            Credits Allocated to
          Partnership Name              Rental Income           Net Loss                         Partnership
--------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                       *                       *                      99%

Blessed Rock of El Monte                 $  693,000                (160,000)                  49.49%

Broadway Apartments, Limited
Partnership                                 256,000                (190,000)                     99%

Cascade Pines, L.P. II                    1,920,000                  (1,000)                     98%

Curtis Associates I, L.P.                    43,000                 (12,000)                     99%

Escatawpa Village Associates,
Limited Partnership                         119,000                 (33,000)                     99%

Evergreen Apartments I Limited
Partnership                                       *                       *                      99%

Hastings Apartments I, Limited
Partnership                                       *                       *                      99%

Heritage Apartments I, L.P.                 112,000                 (39,000)                   98.9%

Hillcrest Associates, A Limited
Partnership                                 190,000                  (8,000)                     99%

Patten Towers, L.P. II                    1,486,000                 (28,000)                     99%

Prairieland Properties of Syracuse
II, L.P.                                     35,000                 (16,000)                     99%

Raymond S. King Apartments Limited
Partnership                                  68,000                 (24,000)                     99%

Rosedale Limited Partnership                138,000                 (35,000)                     99%

Shepherd South Apartments I, Ltd.            90,000                  (4,000)                     99%

Solomon Associates I, L.P.                   58,000                 (25,000)                     99%

Talladega County Housing Ltd.                87,000                 (38,000)                     99%

The Willows Apartments Limited
Partnership                                 121,000                 (29,000)                     99%
                                        -----------              -----------
                                        $ 5,416,000              $ (642,000)
                                        ===========              ===========
*    Results of Alliance Apartments I, L.P., Evergreen Apartments I, L.P. and
     Hastings Apartments I, L.P. have not
     been audited and thus have been excluded.  See Note 2 to the financial statements and report of certified
     public accountants.

Item 3.  Legal Proceedings

During 2000, Associates identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has a 99% limited partnership interest in three of those six Local Limited Partnerships. Those investments are Alliance Apartments I, Evergreen Apartments I and Hastings Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, Associates voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, Associates commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. Associates was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and Associates now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001 ,a tentative settlement as yet not executed was reached, with respect to this lawsuit for an aggregate amount of $35,000 of which the Partnership's share is approximately $17,500.

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

(b)  At March 31, 2001, there were 867 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2001.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                March 31                                December 31
                                 ---------------------------------------   ---------------------------------------

                                    2001          2000          1999          1998          1997          1996
                                 -----------   -----------   -----------   -----------   -----------   -----------
ASSETS
Cash and cash equivalents      $     20,126  $    365,942  $    911,080  $    950,372  $  2,018,591  $  2,567,217
Subscriptions receivable                  -             -             -             -             -     2,195,000
Investments in limited
  partnerships, net              10,245,015    10,968,078    12,250,789    12,559,525    13,836,734    12,782,751
Interest receivable                       -             -             -             -        19,435             -
Loan receivable                           -             -             -             -             -       522,190
Other assets                              -             -             -             -             -       105,998
                                 -----------   -----------   -----------   -----------   -----------   -----------
                               $ 10,265,141  $ 11,334,020  $ 13,161,869  $ 13,509,897  $ 15,874,760  $ 18,173,156
                                 ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES
Payables to limited
partnerships                   $          -  $     72,938  $     95,030  $     95,030  $  1,290,351  $  2,822,885
Accrued expenses                     82,699       149,735             -             -             -             -
Accrued fees and expenses
  due   to general partner
  and affiliates                     39,531        26,540        28,677        62,496         4,640        43,807

PARTNERS' EQUITY                 10,142,911    11,084,807    13,038,162    13,352,371    14,579,769    15,306,464
                                 -----------   -----------   -----------   -----------   -----------   -----------
                               $ 10,265,141  $ 11,334,020  $ 13,161,869  $ 13,509,897  $ 15,874,760  $ 18,173,156
                                 ===========   ===========   ===========   ===========   ===========   ===========

Selected results of operations, cash flows, and other information for the Partnership is as follows:

                                   For the Years Ended        For the Three Months              For the Years Ended
                                         March 31                Ended March 31                      December 31
                                 -------------------------   -----------------------    -------------------------------------
                                    2001          2000         1999          1998          1998         1997          1996
                                 -----------   -----------   ----------   -----------   -----------   ----------    ---------
                                                                          (Unaudited)
Income (loss) from
   operations (Note 1)         $   (285,185)$  (1,099,531) $    (20,391)$     (10,209) $    (52,065) $     20,214   $   117,374
Equity in losses of limited
  partnerships                     (656,711)     (853,824)     (293,818)     (170,900)   (1,175,333)     (789,697)     (185,071)
                                 -----------   -----------   ----------   -----------   -----------   ----------    ---------
Net loss                       $   (941,896)$  (1,953,355) $   (314,209)$    (181,109) $ (1,227,398) $   (769,483)  $   (67,697)
                                 ===========   ===========   ==========   ===========   ===========   ==========    =========
Net loss allocated
   General partner             $     (9,419)$     (19,534) $     (3,142)$      (1,811) $    (12,274)  $    (7,695)  $      (677)
                                 ===========   ===========   ==========   ===========   ===========   ==========    =========
   Limited partners            $   (932,477)$  (1,933,821) $   (311,067)$    (179,298) $ (1,215,124)  $  (761,788)  $   (67,020)
                                 ===========   ===========   ==========   ===========   ===========   ==========    =========
Net loss per limited partner
  unit                         $     (51.80)$     (107.43) $     (17.28)$       (9.96) $     (67.51)  $    (42.32)  $     (4.94)
                                 ===========   ===========   ==========   ===========   ===========   ==========    =========
Outstanding weighted
  limited partner units              18,000        18,000        18,000        18,000        18,000        18,000        13,564
                                 ===========   ===========   ==========   ===========   ===========   ==========    =========
Note 1 - Loss from operations in 2000 includes a charge for impairment losses on investments in limited partnerships of
$955,804.  (See Note 2 to the audited financial statements.)



                                  For the Years Ended        For the Three Months                For the Years Ended
                                        March 31                Ended March 31                        December 31
                                -------------------------   -----------------------    -------------------------------------

                                   2001          2000         1999         1998          1998         1997          1996
                                -----------    ---------    ---------    ----------    ----------   ----------   -----------
                                                                         (Unaudited)
Net cash provided by
  (used in):

   Operating activities       $   (295,186)  $  (59,825) $   (45,335)  $    27,295   $    60,991  $   102,215  $   (205,999)

   Investing activities            (50,630)    (485,313)       6,043      (515,359)   (1,129,210)  (2,888,629)   (7,704,761)

   Financing activities                  -            -            -             -             -    2,237,788     9,816,978
                                -----------    ---------    ---------    ----------    ----------   ----------   -----------
Net change in cash and cash
  equivalents                     (345,816)    (545,138)     (39,292)     (488,064)   (1,068,219)    (548,626)    1,906,218
Cash and cash equivalents,
  beginning of period              365,942      911,080      950,372     2,018,591     2,018,591    2,567,217       660,999
                                -----------    ---------    ---------    ----------    ----------   ----------   -----------
Cash and cash equivalents,
  end of period               $     20,126   $  365,942   $  911,080   $ 1,530,527   $   950,372  $ 2,018,591  $  2,567,217
                                ===========    =========    =========    ==========    ==========   ==========   ===========

Low Income Housing Credit per Unit was as follows for the years ended December 31:

                               2000                  1999               1998              1997               1996
                          ---------------       ---------------    ---------------   ----------------   ---------------

Federal                          $   136                $  137           $    131             $   83            $   59
State                                                                                              -                 -
                                       -                     -                  -
                                 -------                -------          --------             -------           --------
Total                            $   136                $  137           $    131             $   83            $    59
                                 ========               =======           =======             =======           ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The independent auditors engaged to perform an audit of Alliance, Evergreen, and Hastings' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As of July-19, 2001, the Partnership had not obtained audited financial statements for Alliance, Evergreen and Hastings as of and for the year ended December 31, 2000. As a result, the Partnership has not included the financial information of Alliance, Evergreen and Hastings in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Alliance, Evergreen and Hastings. The Partnership has reflected equity in the net losses of Alliance, Evergreen and Hastings totaling $167,793 ($(9.32) per limited partnership unit) for the year ended March 31, 2000, based on nine months of reported results provided by Alliance, Evergreen and Hastings and on three months of results estimated by Associates. Such estimates may be materially misstated due to the lack of corroborative financial information. During the year ended March 31, 2000, the Partnership advanced $205,080 in cash to Alliance, Evergreen and Hastings for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 8.

As a result of the foregoing, in 2000, management performed an evaluation of the Partnership's remaining investment balances in Alliance, Evergreen and Hastings, including the cash advances noted above and other anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $995,804 was recognized at March 31, 2000. This impairment loss include $644,589 in remaining book value of the Partnership's investments in Alliance, Evergreen and Hastings, $205,080 and $74,631 of cash advances, pre and post year end, a $50,000 accrual for anticipated legal costs, and $21,504 of estimated accounting and other related costs.

During 2001, Alliance, Evergreen and Hastings continued to experience negative cash flows from operations. All mortgages were suspended under a written agreement with the lender which expired in May 2001 and no payments have been made since August 2000. The Partnership incurred an additional $160,000 of expenses in connection with the operations of Evergreen which is included in other operating expenses in the accmpaying 2001 Financial Statement.

On July 19, 2001, the Evergreen property was sold for a gross sales price of $1.3M which after payment of its outstanding loans and closing costs yielded net proceeds to the Partnership of $168,000 in the form of a return of advances. Due to the sale of the property, approximately $428,000 (unaudited) of tax credits are no longer available to the Partnership's investors ($23.80 per Limited Partner Unit). In addition, there can be no assurance that tax credits and loss deductions previously taken will not be subject to recapture in the future.

WNC is currently attempting to sell the Alliance and Hastings properties. WNC may not be successful in its efforts to sell and the lender may foreclose on the properties as the loans are now in default.

As a result of the aforementioned operating difficulties, there is uncertainty as to whether the Partnership will ultimately retain its interests in Alliance, Evergreen and Hastings. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the Partnership may ultimately incur in connection with its investments in Alliance, Evergreen and Hastings. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Financial Condition

The Partnership's assets at March 31, 2001 consisted primarily of $20,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $10,245,000. Liabilities at March 31, 2001 primarily consisted of $0 due to limited partnerships, $83,000 of accrued expenses and $40,000 due to general partner or affiliates for advances.

Results of Operations

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000 The Partnerships net loss for the year ended March 31, 2001 was $(942,000), reflecting a decrease of $(1,012,000) from the net loss experienced for the year ended March 31, 2000 of $(1,953,000). The decline in net loss is due to the impairment loss recorded during 2000 in connection with three of the limited partnership investments totaling $996,000, a reduction in the equity in losses of limited partnerships which decreased by $197,000 due largely to the impairment loss recorded in 2000, offset by a reduction in income of $8,000 and an increase in other operating expense of $174,000. Operating expenses increased due to costs incurred of $160,000 on behalf of one of the impaired properties and additional legal bills related to litigation.

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

Cash Flows

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000 Net decrease in cash for the year ended March 31, 2001 was $(346,000) compared to a net decrease in cash for the year ended March 31, 2000 of $(545,000). The change of $199,000 was due primarily to a decrease in cash advances to limited partnerships of $205,000, a decrease $244,000 in capitalized acquisition costs and fees, an increase of $12,000 in distributions from limited partnerships, offset by an increase in cash used in operations of $236,000.

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

During the year ended March 31, 2001 and 2000 and the three months ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $13,000 and decreased by $2,000 and $34,000, respectively. During the year ended December 31, 1998, accrued payables increased by $58,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000, the three months ended March-31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 89% and 65% of the total assets of the Partnership at March 31, 2001 and 2000, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As more thoroughly discussed in Note 2 to the financial statements, the independent auditors engaged to perform the audits of the financial statements as of and for the year ended December 31, 1999 for Alliance Apartments I, L.P. ("Alliance"), Evergreen Apartments I, L.P. ("Evergreen") and Hastings Apartments I, L.P. ("Hastings"), were unable to express an opinion on those financial statements. In addition, the Partnership did not obtain audited financial statements for Alliance, Evergreen and Hastings as of and for the year ended December 31, 2000. The Partnership investments in Alliance, Evergreen and Hastings have been fully impaired at March 31, 2000.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had the 2000 and 1999 financial statements of Alliance, Evergreen and Hastings' been audited, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.




                                            /s/BDO SEIDMAN, LLP
                                               BDO SEIDMAN, LLP
Orange County, California
July 9, 2001 except as to
     Note 2 paragraph 5 which is
     as of July 19, 2001

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                             March 31
                                                                                   ---------------------------------
                                                                                       2001              2000
                                                                                   -------------    ----------------
ASSETS

Cash and cash equivalents                                                        $       20,126   $         365,942
Investments in limited partnerships, net (Notes 2, 3 and 4)                          10,245,015          10,968,078
                                                                                   -------------    ----------------
                                                                                 $   10,265,141   $      11,334,020
                                                                                   =============    ================
LIABILITIES AND PARTNERS' EQUITY
   (DEFICIT)
Liabilities:
   Payables to limited partnerships (Note 6)                                     $            -   $          72,938
   Accrued expenses (Note 2)                                                             82,699             149,735
   Accrued fees and advances due to General
     Partner and affiliates (Note 4)                                                     39,531              26,540
                                                                                   -------------    ----------------
     Total liabilities                                                                  122,230             249,213
                                                                                   -------------    ----------------
Commitments and contingencies (Note 8)

Partners' equity (deficit):
   General partner                                                                      (74,062)            (64,643)
   Limited partners (25,000 units authorized,
     18,000 units issued and outstanding)                                            10,216,973          11,149,450
                                                                                   -------------    ----------------
     Total partners' equity                                                          10,142,911          11,084,807
                                                                                   -------------    ----------------
                                                                                 $   10,265,141   $      11,334,020
                                                                                 ==============   ==================

See report of independent certified public accountants and accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                      For the
                                                                                      Three        For the Year
                                                                                      Months           Ended
                                                     For the Years Ended           Ended March        December
                                                            March 31                    31               31
                                                  ------------------------------   -------------   ----------------

                                                      2001             2000            1999             1998
                                                  -------------     ------------   -------------   ----------------
Interest income                                 $        9,790    $      29,172  $        9,994 $           55,326
Other income                                            18,049            6,676               -                  -
                                                  -------------     ------------   -------------   ----------------
Total income                                            27,839           35,848           9,994             55,326
                                                  -------------     ------------   -------------   ----------------
Operating expenses:
   Amortization (Notes 3 and 4)                         44,044           42,439           8,875             35,765
   Asset management fees (Note 4)                       50,152           49,500          12,375             49,500
   Other                                               218,828           47,636           9,135             22,126
   Impairment on investments in limited
    partnerships (Notes 2 and 3)                             -          995,804               -                  -
                                                  -------------     ------------   -------------   ----------------
    Total operating expenses                           313,024        1,135,379          30,385            107,391
                                                  -------------     ------------   -------------   ----------------
Loss from operations                                  (285,185)      (1,099,531)        (20,391)           (52,065)

Equity in losses of limited
    partnerships (Note 3)                             (656,711)        (853,824)       (293,818)        (1,175,333)
                                                  -------------     ------------   -------------   ----------------
Net loss                                        $     (941,896)   $  (1,953,355) $     (314,209)$       (1,227,398)
                                                  =============     ============   =============   ================
Net loss allocated to:
   General partner                              $       (9,419)   $     (19,534) $       (3,142)$          (12,274)
                                                  =============     ============   =============   ================
   Limited partners                             $     (932,477)   $  (1,933,821) $     (311,067)$       (1,215,124)
                                                  =============     ============   =============   ================
Net loss per limited partner unit               $       (51.80)   $     (107.43) $       (17.28)$           (67.51)
                                                  =============     ============   =============   ================
Outstanding weighted limited
  partner units                                         18,000           18,000          18,000             18,000
                                                  =============     ============   =============   ================


 See report of independent certified public accountants and accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

                                                               General            Limited
                                                               Partner            Partners             Total
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at January 1, 1998             $        (29,693) $       14,609,462    $     14,579,769

Net loss                                                           (12,274)         (1,215,124)         (1,227,398)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at December 31, 1998                    (41,967)         13,394,338          13,352,371

Net loss                                                            (3,142)           (311,067)           (314,209)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 1999                       (45,109)         13,083,271          13,038,162

Net loss                                                           (19,534)         (1,933,821)         (1,953,355)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2000                       (64,643)         11,149,450          11,084,807

Net loss                                                            (9,419)           (932,477)           (941,896)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2001              $        (74,062) $       10,216,973    $     10,142,911
                                                            ===============    ===============     ===============

 See report of independent certified public accountants and accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                          For the Years Ended          For the Years Ended     For the Years Ended
                                                                 March 31                   March 31                March 31
                                                     ------------------------------    -----------------       --------------------

                                                             2001             2000            1999                     1998
                                                      -------------        ---------   -----------------       ---------------------
Cash flows from operating activities:

   Net loss                                          $     (941,896)  $    (1,953,355) $      (314,209)        $     (1,227,398)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
    Amortization                                             44,044            42,439            8,875                   35,765
    Impairment loss on investments in limited
     partnerships                                                 -           995,804                -                        -
    Equity in losses of limited
      partnerships                                          656,711           853,824          293,818                1,175,333
    Change in interest receivable                                 -                 -                -                   19,435
    Change in accrued fees and
      expenses due to general partner
      and affiliates                                         12,991            (2,137)         (33,819)                  57,856
    Change in accrued expenses                              (67,036)            3,600                -                        -
                                                       -------------    -------------- -----------------       ---------------------
Net cash provided by (used in)
  operating activities                                     (295,186)          (59,825)         (45,335)                  60,991
                                                       -------------    -------------- -----------------       ---------------------
Cash flows from investing activities:
   Investments in limited partnerships, net                 (72,938)          (47,092)               -               (1,120,181)
   Capitalized acquisition costs and fees                    10,452          (233,141)          (1,520)                 (32,076)
   Distributions from limited
     partnerships                                            11,856                 -            7,563                   23,047
   Cash advances to limited partnerships                          -          (205,080)               -                        -
                                                       -------------    -------------- -----------------       ---------------------
Net cash provided by (used in)
  investing activities                                      (50,630)         (485,313)           6,043               (1,129,210)
                                                       -------------    -------------- -----------------       ---------------------
Net decrease in cash and cash equivalents                  (345,816)         (545,138)         (39,292)              (1,068,219)

Cash and cash equivalents, beginning of period              365,942           911,080          950,372                2,018,591
                                                       -------------    -------------- -----------------       ---------------------
Cash and cash equivalents, end of period             $       20,126   $       365,942  $       911,080         $        950,372
                                                       =============    ============== =================       =====================
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
   Taxes paid                                       $           800   $           800  $             -         $            800
                                                      ==============    ==============   ===============       =====================
 See report of independent certified public accountants and accompanying notes to financial statements.


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Organization
------------
WNC Housing Tax Credit Fund V, L.P., Series 3, a California Limited Partnership (the "Partnership"), was formed on March 28, 1995, under the laws of the state of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

Change in Reporting Year End
----------------------------
In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March-31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Losses from limited partnerships for the year ended December 31, 1998 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from limited partnerships for the years ended March 31, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from the limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,132,000 at the end of all periods presented.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2001 and 2000, the Partnership had no cash equivalents.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income
------------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 2 -  UNCERTAINTY  WITH RESPECT TO  INVESTMENTS  IN ALLIANCE,  EVERGREEN AND
--------------------------------------------------------------------------------
          HASTINGS: IMPAIRMENT OF INVESTMENTS
          -----------------------------------
The Partnership has three investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Alliance Apartments I, Limited Partnership ("Alliance"), Evergreen Apartments I, Limited Partnership ("Evergreen"), and Hastings Apartments I, Limited Partnership ("Hastings").

The independent auditors engaged to perform an audit of Alliance, Evergreen, and Hastings' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As of July-19, 2001, the Partnership had not obtained audited financial statements for Alliance, Evergreen and Hastings as of and for the year ended December 31, 2000. As a result, the Partnership has not included the financial information of Alliance, Evergreen and Hastings in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Alliance, Evergreen and Hastings. The Partnership has reflected equity in the net losses of Alliance, Evergreen and Hastings totaling $167,793 ($(9.32) per limited partnership unit) for the year ended March 31, 2000, based on nine months of reported results provided by Alliance, Evergreen and Hastings and on three months of results estimated by Associates. Such estimates may be materially misstated due to the lack of corroborative financial information. During the year ended March 31, 2000, the Partnership advanced $205,080 in cash to Alliance, Evergreen and Hastings for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 8.

As a result of the foregoing, in 2000, management performed an evaluation of the Partnership's remaining investment balances in Alliance, Evergreen and Hastings, including the cash advances noted above and other anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $995,804 was recognized at March 31, 2000. This impairment loss included $644,589 in remaining book value of the Partnership's investments in Alliance, Evergreen and Hastings, $205,080 and $74,631 of cash advances, pre and post year end, a $50,000 accrual for anticipated legal costs, and $21,504 of estimated accounting and other related costs.

During 2001, Alliance, Evergreen and Hastings continued to experience negative cash flows from operations. All mortgages were suspended under a written agreement with the lender which expired in May 2001 and no payments have been made since August 2000. The Partnership incurred an additional $160,000 of expenses in connection with the operations of Evergreen, which is inclued in other operating expenses in the accompaying 2001 financial statements.

On July 19, 2001, the Evergreen property was sold for a gross sales price of $1.3M which after payment of its outstanding loans and closing costs yielded net proceeds to the Partnership of $168,000 in the form of a return of advances. Due to the sale of the property, approximately $428,000 (unaudited) of tax credits are no longer available to the Partnership's investors ($23.80 per Limited Partner Unit). In addition, there can be no assurance that tax credits and loss deductions previously taken will not be subject to recapture in the future.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 2 -  UNCERTAINTY  WITH RESPECT TO  INVESTMENTS  IN ALLIANCE,  EVERGREEN AND
--------------------------------------------------------------------------------
          HASTINGS: IMPAIRMENT OF INVESTMENTS, continued
          ----------------------------------------------
WNC is currently attempting to sell the Alliance and Hastings properties. WNC may not be successful in its efforts to sell and the lender may foreclose on the properties as the loans are now in default.

As a result of the aforementioned operating difficulties, there is uncertainty as to whether the Partnership will ultimately retain its interests in Alliance and Hastings. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the Partnership may ultimately incur in connection with its investments in Alliance and Hastings. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership has acquired limited partnership interests in 18 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,196 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amounts.

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheet at March 31, 2001 and 2000 and at the preceding December 31, 1999, are approximately $894,000, $1,137,000 and $1,729,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is partially due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account, unrecorded losses and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March
31. Lastly, the difference is due to the exclusion of the financial statements of Alliance, Hastings and Evergreen from the combined condensed financial information presented below. See Note 2 for discussion.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of the year ended March 31, 2001, one of the investment accounts had reached a zero balance. Losses related to that investment totaled $129,000.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                        (A Californi Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                           For the
                                                                                           Three            For the Year
                                                                                           Months           Ended
                                                           For the Years Ended             Ended March      December
                                                                March 31                       31               31
                                                     ------------------------------    ----------------   ---------------

                                                           2001            2000             1999               1998
                                                       -------------   -------------   ----------------   ---------------
Investments per balance sheet, beginning of period   $   10,968,078  $   12,250,789  $      12,559,525  $     13,836,734
Capital contributions paid, net                                   -          25,000                  -                 -
Impairment loss on investments in limited
   partnerships (Note 2)                                          -        (995,804)                 -                 -
Cash advanced (Note 2)                                            -         205,080                  -                 -
Accrued expenses (Note 2)                                         -         146,135                  -                 -
Capitalized acquisition fees and costs                      (10,452)        233,141              1,520            32,076
Tax credit adjustments                                            -               -                  -           (75,140)
Distributions received                                      (11,856)              -             (7,563)          (23,047)
Equity in losses of limited partnerships                   (656,711)       (853,824)          (293,818)       (1,175,333)
Amortization of capitalized acquisition fees
   and costs                                                (44,044)        (42,439)            (8,875)          (35,765)
                                                       -------------   -------------   ----------------   ---------------
Investments per balance sheet, end of period         $   10,245,015  $   10,968,078  $      12,250,789  $     12,559,525
                                                       =============   =============   ================   ===============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                        (A Californi Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note-2 for further discussion):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2000               1999
                                                                                ---------------    ---------------

ASSETS

Land                                                                          $      2,723,000   $      2,723,000
Buildings and improvements, net of accumulated
  depreciation for 2000 and 1999 of $6,123,000 and
  $4,709,000, respectively                                                          36,841,000         37,998,000
Other assets                                                                         4,220,000          4,354,000
                                                                                ---------------    ---------------
                                                                              $     43,784,000   $     45,075,000
                                                                                ===============    ===============
LIABILITIES

Mortgage and construction loans payable                                       $     28,233,000   $     27,652,000
Other liabilities (including due to related parties of
  $2,025,000 and $979,000 as of December 31, 2000 and
  1999, respectively)                                                                3,469,000          4,733,000
                                                                                ---------------    ---------------
                                                                                    31,702,000         32,385,000
                                                                                ---------------    ---------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund V, L.P., Series 3                                        9,351,000          9,831,000
Other partners                                                                       2,731,000          2,859,000
                                                                                ---------------    ---------------
                                                                                    12,082,000         12,690,000
                                                                                ---------------    ---------------
                                                                              $     43,784,000   $     45,075,000
                                                                                ===============    ===============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                        (A Californi Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2000                1999               1998
                                                            ---------------     ---------------    ---------------
                                                                                                    (Restated)
Revenues                                                  $      5,716,000   $       5,457,000   $      5,332,000
                                                            ---------------     ---------------    ---------------
Expenses:
  Operating expenses                                             3,369,000           3,278,000          3,164,000
  Interest expense                                               1,540,000           1,519,000          1,579,000
  Depreciation and amortization                                  1,449,000           1,425,000          1,484,000
                                                            ---------------     ---------------    ---------------
   Total expenses                                                6,358,000           6,222,000          6,227,000
                                                            ---------------     ---------------    ---------------
Net loss                                                  $       (642,000)  $        (765,000)  $       (895,000)
                                                            ===============     ===============    ===============
Net loss  allocable to the  Partnership,  before equity
   in losses of Alliance, Evergreen and Hastings          $       (557,000)  $        (715,000)  $       (832,000)
                                                            ===============     ===============    ===============
Net loss recorded by the Partnership,  before equity in
   losses of Alliance, Evergreen and Hastings             $       (657,000)  $        (686,000)  $       (832,000)

Net loss of Alliance allocable to the Partnership                        -             (49,000)           (63,000)

Net loss of Evergreen allocable to the Partnership                       -             (73,000)          (222,000)

Net loss of Hastings allocable to the Partnership                        -             (46,000)           (58,000)
                                                            ---------------     ---------------    ---------------
Net loss recorded by the Partnership                      $       (657,000)  $        (854,000)  $     (1,175,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                        (A Californi Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998



NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2001 and 2000, the Partnership incurred total acquisition fees of $1,200,785. Accumulated amortization of these capitalized costs was $299,672 and $133,032 as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $126,614 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of March 31, 2001 and 2000, the Partnership incurred acquisition costs of $120,510, which have been included in investments in limited partnerships. Accumulated amortization was $29,367 and $12,542 as of March-31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $12,806 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Management fees of $50,152, $49,500, $12,375 and $49,500 were incurred during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December-31, 1998, respectively, of which $12,375, $63,242, $49,500 and $0 were paid, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                        (A Californi Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
The accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                                                 March 31
                                                                                        ----------------------------
                                                                                           2001            2000
                                                                                         -----------    -------------
Reimbursements for expenses paid by the General
  Partner or an affiliate                                                              $      2,406   $       26,540

Asset management fee payable                                                                 37,125                -
                                                                                         -----------    -------------
Total                                                                                  $     39,531   $       26,540
                                                                                         ===========    =============

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------
The following is a summary of the quarterly operations for the years ended March 31, 2001 and 2000 (in thousands, except for per unit data).

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2001
               ----
Income                                $         10,000    $         3,000   $         2,000    $        13,000

Operating expenses                             (29,000)           (71,000)          (79,000)          (134,000)

Equity in losses of limited
     partnerships                             (179,000)          (179,000)         (179,000)          (120,000)

Net loss                                      (198,000)          (247,000)         (256,000)          (241,000)

Loss available to limited partners            (196,000)          (244,000)         (253,000)          (239,000)

Loss per limited partner unit                      (11)               (14)              (14)               (13)

               2000
               ----
Income                                $          9,000    $         8,000   $         6,000    $        13,000

Operating expenses                             (27,000)           (41,000)          (52,000)        (1,015,000)

Equity in losses of limited
     partnerships                             (294,000)          (256,000)         (238,000)           (66,000)

Net loss                                      (312,000)          (289,000)         (284,000)        (1,068,000)

Loss available to limited partners            (309,000)          (286,000)         (281,000)        (1,058,000)

Loss per limited partner unit                      (17)               (16)              (16)               (59)

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                        (A Californi Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 6 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 7 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
During 2000, WNC identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has 99% limited partnership investments in three of those six Local Limited Partnerships. Those investments are Alliance Apartments I, Evergreen Apartments I and Hastings Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, a tentaive settlement as yet not executed was reached, with respect to this lawsuit for an aggregate amount of $35,000. The Partnerships allocated share of $17,500 has been accrued in full at March 31, 2001.

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

Wilfred N. Cooper, Sr., age 70, is the founder, Chief Executive Officer, Chairman of the Board and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice-Chairman, a Director, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Fees of $50,152, $49,500, $12,375 and $49,500 were incurred during the years ended March-31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $12,375, $63,242, $49,500 and $0 of these fees during the years ended March 31, 2001 and 2000 and the three months ended March 31, 1999 and the year ended December-31, 1998, respectively.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 or during the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

     The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

                Title of Class         Name and Address of Beneficial Owner      Amount of     Percent of Class
                                                                                   Units
                                                                                Controlled
          ---------------------------- -------------------------------------- ---------------- ------------------
               Units of Limited               Sempra Energy Financial           4,560 units          25.3%
             Partnership Interests                P.O. Box 126943
                                             San Diego, CA 92113-6943

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements
--------------------

(a)(1) Financial statements included in Part II hereof:
       -----------------------------------------------
     Report of Independent  Certified Public Accountants
     Balance Sheets,  March  31, 2001 and 2000
     Statements of Operations for the years ended March 31,2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998 Statements of Partners' Equity (Deficit) for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
     Statements of Cash Flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998 Notes to Financial Statements

(a)(2) Financial statement schedules included in Part IV hereof:
       ---------------------------------------------------------
     Report of Independent Certified Public Accountants on Financial Statement Schedules
     Schedule III - Real Estate Owned by Local Limited Partnerships

(b)  Reports on Form 8-K
     -------------------

1.   NONE

(c)  Exhibits
     --------
3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as Exhibit 28.1 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 3.1.

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

10.8 Amended and Restated Agreement of Limited Partnership of The Willows Limited Partnership filed as exhibit 10.11 to Post-Effective Amendment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.8

10.9 Amended and Restated Agreement of Limited Partnership of Cascade Pines L.P. II filed as exhibit 10.1 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.9

10.10 Amended and Restated Agreement of Limited Partnership of Rosedale Limited Partnership filed as exhibit 10.2 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.10

10.11 Amended and Restated Agreement of Limited Partnership of Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K dated September 17, 1996 is hereby incorporated herein by reference as exhibit 10.11

10.12 Amended and Restated Agreement of Limited Partnership of Broadway Apartments, Limited Partnership filed as exhibit 10.1 to Form 8-K dated April 10, 1997 is hereby incorporated herein by reference as exhibit 10.12

21.1 Financial statements of Blessed Rock of El Monte, for the years ended December 31, 2000 and 1999 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


The audits referred to in our report dated July 9, 2001, relating to the 2001, 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of other auditors to express an opinion on the financial statements of three limited partnerships.

In our opinion, except for the effects of such audit scope limitation,such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                            /s/BDO SEIDMAN, LLP
                                               BDO SEIDMAN, LLP

Orange County, California
July 9, 2001 except as to
     Note 2 paragraph 5 which is
     as of July 19, 2001

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------- --------------------------------------------------
                                                         As of March 31, 2001                           As of December 31, 2000
                                          ---------------------------------------- -------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I         Alliance,
Limited Partnership           Nebraska            $    604,000      $    604,000            *            *            *            *

Blessed Rock                  El Monte,
of El Monte                   California             2,511,000         2,511,000  $ 3,754,000  $ 9,300,000  $   695,000 $  8,605,000

Broadway Apartments,          Hobbs,
LimitedPartnership            New Mexico             2,029,000         2,029,000    1,375,000    3,428,000      442,000    2,986,000

Cascade Pines,                Atlanta,
L.P. II                       Georgia                1,347,000         1,347,000    7,763,000    8,652,000    1,169,000    7,483,000

Curtis Associates             Curtis,
I, L.P.                       Nebraska                  88,000            88,000      424,000      497,000       79,000      418,000

Escatawpa Village
Associates, Limited           Escatawpa,
Partnership                   Mississippi              249,000           249,000      893,000    1,417,000      200,000    1,217,000

Evergreen Apartments I        Tulsa,
Limited Partnership           Oklahoma                 549,000           549,000            *            *            *            *

Hastings Apartments I,        Hastings,
Limited Partnership           Nebraska                 542,000           542,000            *            *            *            *

Heritage Apartments           Berkeley,
I, L.P.                       Missouri                 752,000           752,000      664,000    1,679,000      200,000    1,479,000

Hillcrest Associates, a       Ontario,
Limited Partnership           Oregon                   354,000           354,000    1,295,000    1,700,000      277,000    1,423,000

*    Results of Alliance Apartments I, L.P., Evergreen Apartments I, L.P. and Hastings Apartments I, L.P. have not been audited and thus have been excluded.
     See Note 2 to the financial statements and report of certified public accountants.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          ---------------------------------------- -------------------------------------------------
                                                         As of March 31, 2001                        As of December 31, 2000
                                          ---------------------------------------- -------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Patten Towers,                Chattanooga,
L.P. II                       Tennessee              2,154,000         2,154,000    6,595,000   10,893,000    1,886,000    9,007,000

Prairieland Properties of     Syracuse,
Syracuse II, L.P.             Kansas                    85,000            85,000      325,000      511,000       75,000      436,000

Raymond S. King Apartments    Greensboro,
Limited Partnership           North Carolina           437,000           437,000      782,000    1,096,000      150,000      946,000

Rosedale Limited              Silver City, New
Partnership                   Mexico                   309,000           309,000    1,317,000    1,681,000      307,000    1,374,000

Shepherd South                Shepherd,
Apartments I,Ltd.             Texas                    121,000           121,000      570,000      738,000      111,000      627,000

Solomon Associates            Solomon,
I, L.P.                       Kansas                   138,000           138,000      579,000      719,000      128,000      591,000

Talladega County              Talladega,
Housing Ltd.                  Alabama                  653,000           653,000      796,000    1,472,000      199,000    1,273,000

The Willows Apartments        Morganton, North
Limited Partnership           Carolina                 841,000           841,000    1,101,000    1,904,000      205,000    1,699,000
                                                  ------------      ------------  -----------  -----------  ----------- ------------
                                                  $ 13,763,000      $ 13,763,000  $28,233,000  $45,687,000  $ 6,123,000 $ 39,564,000
                                                  ============      ============  ===========  ===========  =========== ============

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                         ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 2000
                                         ---------------------------------------------------------------------------------
                                                                                                  Year       Estimated
                                                                                               Investment   Useful Life
            Partnership Name                Rental Income       Net Loss          Status        Acquired      (Years)
--------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                                *              *        Completed         1997             40

Blessed Rock of El Monte                           $ 693,000     $ (160,000)       Completed         1997             40

Broadway Apartments, Limited Partnership
                                                     256,000       (190,000)       Completed         1997             40

Cascade Pines, L.P. II                             1,920,000         (1,000)       Completed         1997             40

Curtis Associates I, L.P.                             43,000        (12,000)       Completed         1997           27.5

Escatawpa Village Associates, Limited
Partnership                                          119,000        (33,000)       Completed         1997           27.5

Evergreen Apartments I Limited
Partnership                                                *              *        Completed         1996             40

Hastings Apartments I, Limited
Partnership                                                *              *        Completed         1996             40

Heritage Apartments I, L.P.                          112,000        (39,000)       Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          190,000         (8,000)       Completed         1997           27.5

Patten Towers, L.P. II                             1,486,000        (28,000)       Completed         1996           27.5

Prairieland Properties of Syracuse II,
L.P.                                                  35,000        (16,000)       Completed         1997           27.5

Raymond S. King Apartments Limited
Partnership                                           68,000        (24,000)       Completed         1997             30

Rosedale Limited Partnership                         138,000        (35,000)       Completed         1997             30

Shepherd South Apartments I, Ltd.                     90,000         (4,000)       Completed         1996             40

Solomon Associates I, L.P.                            58,000        (25,000)       Completed         1997           27.5

Talladega County Housing Ltd.                         87,000        (38,000)       Completed         1996             40

The Willows Apartments Limited
Partnership                                          121,000        (29,000)       Completed         1997             40
                                                 ------------    ---------------
                                                 $ 5,416,000     $ (642,000)
                                                 ============    ===============
*    Results of Alliance Apartments I, L.P., Evergreen Apartments I, L.P. and Hastings Apartments I, L.P. have not been audited and thus have been excluded.  See Note 2 to the financial statements and report of certified public accountants.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------- --------------------------------------------------
                                                         As of March 31, 2000                           As of December 31, 1999
                                          ---------------------------------------- -------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I         Alliance,
Limited Partnership           Nebraska            $    604,000      $    604,000            *            *            *            *

Blessed Rock                  El Monte,
of El Monte                   California             2,511,000         2,511,000  $ 2,678,000  $ 9,291,000  $   489,000 $  8,802,000

Broadway Apartments,          Hobbs,
LimitedPartnership            New Mexico             2,029,000        1,957,000    1,391,000    3,425,000      298,000     3,127,000

Cascade Pines,                Atlanta,
L.P. II                       Georgia                1,347,000         1,347,000    7,898,000    8,488,000     937,000     7,551,000

Curtis Associates             Curtis,
I, L.P.                       Nebraska                  88,000            88,000      426,000      497,000      61,000       436,000

Escatawpa Village
Associates, Limited           Escatawpa,
Partnership                   Mississippi              249,000           249,000      895,000    1,418,000      150,000    1,268,000

Evergreen Apartments I        Tulsa,
Limited Partnership           Oklahoma                 549,000           549,000            *            *            *            *

Hastings Apartments I,        Hastings,
Limited Partnership           Nebraska                 542,000           542,000            *            *            *            *

Heritage Apartments           Berkeley,
I, L.P.                       Missouri                 752,000           752,000      680,000    1,679,000      140,000    1,539,000

Hillcrest Associates, a       Ontario,
Limited Partnership           Oregon                   354,000           354,000    1,298,000    1,700,000      239,000    1,461,000

*  Results of Alliance Apartments I, L.P., Evergreen Apartments I, L.P. and Hastings Apartments I, L.P.
   have not been audited and thus have been excluded.
   See Note 2 to the financial statements and report of certified public accountants.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          ---------------------------------------- -------------------------------------------------
                                                         As of March 31, 2000                        As of December 31, 1999
                                          ---------------------------------------- -------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Patten Towers,                Chattanooga,
L.P. II                       Tennessee              2,154,000         2,154,000    6,945,000   10,823,000    1,475,000    9,348,000

Prairieland Properties of     Syracuse,
Syracuse II, L.P.             Kansas                    85,000            85,000      294,000      511,000       56,000      455,000

Raymond S. King Apartments    Greensboro,
Limited Partnership           North Carolina           437,000           437,000      782,000    1,096,000      118,000      978,000

Rosedale Limited              Silver City, New
Partnership                   Mexico                   309,000           309,000    1,321,000    1,679,000      250,000    1,429,000

Shepherd South                Shepherd,
Apartments I,Ltd.             Texas                    121,000           121,000      561,000      732,000       88,000      644,000

Solomon Associates            Solomon,
I, L.P.                       Kansas                   138,000           138,000      567,000      717,000       98,000      619,000

Talladega County              Talladega,
Housing Ltd.                  Alabama                  653,000           653,000      804,000    1,469,000      156,000    1,313,000

The Willows Apartments        Morganton, North
Limited Partnership           Carolina                 841,000           841,000    1,112,000    1,905,000      154,000    1,751,000
                                                  ------------      ------------  -----------  -----------  ----------- ------------
                                                  $ 13,763,000      $ 13,691,000  $27,652,000  $45,430,000  $ 4,709,000 $ 40,721,000
                                                  ============      ============  ===========  ===========  =========== ============

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                        ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 1999
                                         ---------------------------------------------------------------------------------
            Partnership Name                Rental Income      Net (Loss)         Status          Year       Estimated
                                                                                               Investment   Useful Life
                                                                 Income                         Acquired      (Years)
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

Evergreen Apartments I Limited
Partnership                                                *               *        Completed         1996             40

Hastings Apartments I, Limited
Partnership                                                *               *        Completed         1996             40

Heritage Apartments I, L.P.                           99,000         (56,000)       Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          191,000          (5,000)       Completed         1997           27.5

Patten Towers, L.P. II                             1,489,000          37,000        Completed         1996           27.5

Prairieland Properties
of Syracuse II,L.P.                                   53,000          (6,000)       Completed         1997           27.5

Raymond S. King Apartments
 LimitedPartnership                                   58,000         (37,000)       Completed         1997             30

Rosedale Limited Partnership                         138,000         (39,000)       Completed         1997             30

Shepherd South Apartments I, Ltd.                     79,000           4,000        Completed         1996             40

Solomon Associates I, L.P.                            90,000         (22,000)       Completed         1997           27.5

Talladega County Housing Ltd.                         86,000         (43,000)       Completed         1996             40

The Willows Apartments Limited
Partnership                                          120,000         (20,000)       Completed         1997             40
                                                 ------------     --------------
                                                 $ 5,224,000      $ (765,000)
                                                 ============     ==============
*    Results of Alliance Apartments I, L.P., Evergreen Apartments I, L.P. and Hastings Apartments I, L.P. have not been audited and thus have been excluded.  See Note 2 to the financial statements and report of certified public accountants.

WWNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          --------------------------------------- --------------------------------------------------
                                                         As of March 31, 1999                           As of December 31, 1998
                                          ---------------------------------------- -------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I         Alliance,
Limited Partnership           Nebraska            $    604,000      $    604,000  $   615,000 $  1,549,000   $  141,000 $  1,408,000

Blessed Rock                  El Monte,
of El Monte                   California             2,511,000         2,511,000    3,841,000    9,289,000      279,000    9,010,000

Broadway Apartments,          Hobbs,
LimitedPartnership            New Mexico             2,004,000         1,931,000    1,402,000    3,334,000      156,000    3,178,000

Cascade Pines,                Atlanta,
L.P. II                       Georgia                1,347,000         1,347,000    8,023,000    8,392,000      706,000    7,686,000

Curtis Associates             Curtis,
I, L.P.                       Nebraska                  88,000            66,000      427,000      497,000       44,000      453,000

Escatawpa Village
Associates, Limited           Escatawpa,
Partnership                   Mississippi              249,000           249,000      898,000    1,417,000      100,000    1,317,000

Evergreen Apartments I        Tulsa,
Limited Partnership           Oklahoma                 549,000           549,000      652,000    1,886,000      199,000    1,687,000

Hastings Apartments I,        Hastings,
Limited Partnership           Nebraska                 542,000           542,000      611,000    1,335,000      106,000    1,229,000

Heritage Apartments           Berkeley,
I, L.P.                       Missouri                 752,000           752,000      694,000    1,679,000       80,000    1,599,000


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          ---------------------------------------- -------------------------------------------------
                                                         As of March 31, 1999                        As of December 31, 1998
                                          ---------------------------------------- -------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Hillcrest Associates, a       Ontario,
Limited Partnership           Oregon                   354,000           354,000    1,301,000    1,697,000      198,000    1,499,000


Patten Towers,                Chattanooga,
L.P. II                       Tennessee              2,154,000         2,154,000    7,275,000   10,715,000    1,095,000    9,620,000

Prairieland Properties of     Syracuse,
Syracuse II, L.P.             Kansas                    85,000            85,000      294,000      511,000       37,000      474,000

Raymond S. King Apartments    Greensboro,
Limited Partnership           North Carolina           437,000           437,000      782,000    1,096,000       84,000    1,012,000

Rosedale Limited              Silver City, New
Partnership                   Mexico                   309,000           309,000    1,324,000    1,679,000      193,000    1,486,000

Shepherd South                Shepherd,
Apartments I,Ltd.             Texas                    121,000           121,000      577,000      720,000       57,000      663,000

Solomon Associates            Solomon,
I, L.P.                       Kansas                   138,000           138,000      569,000      716,000       68,000      648,000

Talladega County              Talladega,
Housing Ltd.                  Alabama                  653,000           653,000      811,000    1,466,000      122,000    1,354,000

The Willows Apartments        Morganton, North
Limited Partnership           Carolina                 841,000           841,000    1,122,000    1,905,000      102,000    1,803,000
                                                  ------------      ------------  -----------  -----------  ----------- ------------
                                                  $ 13,738,000      $ 13,643,000  $31,218,000  $49,883,000  $ 3,757,000 $ 46,126,000
                                                  ============      ============  ===========  ===========  =========== ============

                                       44

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                         ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 1998
                                         ---------------------------------------------------------------------------------
                                                                                                  Year       Estimated
                                                                                               Investment   Useful Life
            Partnership Name                Rental Income       Net Loss          Status        Acquired      (Years)
--------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                       $   65,000      $ (64,000)        Completed         1997             40

Blessed Rock of El Monte                             656,000       (111,000)        Completed         1997             40

Broadway Apartments,
Limited Partnership                                  152,000       (285,000)        Completed         1997             40

Cascade Pines, L.P. II                             1,821,000       (152,000)        Completed         1997             40

Curtis Associates I, L.P.                             30,000        (24,000)        Completed         1997           27.5

Escatawpa Village Associates, Limited
Partnership                                          119,000        (25,000)        Completed         1997           27.5

Evergreen Apartments I Limited
Partnership                                          174,000       (224,000)        Completed         1996             40

Hastings Apartments I, Limited
Partnership                                           83,000        (59,000)        Completed         1996             40

Heritage Apartments I, L.P.                          102,000        (45,000)        Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          188,000        (37,000)        Completed         1997           27.5

Patten Towers, L.P. II                             1,483,000        (38,000)        Completed         1996           27.5

Prairieland Properties of Syracuse II,
L.P.                                                  51,000         (9,000)        Completed         1997           27.5

Raymond S. King Apartments Limited
Partnership                                           65,000        (32,000)        Completed         1997             30

Rosedale Limited Partnership                         135,000        (47,000)        Completed         1997             30

Shepherd South Apartments I, Ltd.                     87,000         (4,000)        Completed         1996             40

Solomon Associates I, L.P.                            92,000        (27,000)        Completed         1997           27.5

Talladega County Housing Ltd.                         86,000        (41,000)        Completed         1996             40

The Willows Apartments Limited
Partnership                                          112,000        (19,000)        Completed         1997             40
                                                -------------  -----------------
                                               $   5,501,000   $ (1,243,000)
                                               =============   =================

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:    WNC & Associates, Inc.       General Partner

By: /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr.,
President - Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date:  July 20, 2001


By: /s/ Thomas J. Riha
    ------------------
Thomas J. Riha,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  July 20, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Wilfred N. Cooper, Jr.
   --------------------------
Wilfred N. Cooper, Jr., Director of WNC & Associates, Inc.

Date:  July 20, 2001


By: /s/ John B. Lester, Jr.
    -----------------------
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date:  July 20, 2001


By: /s/ David N. Shafer
    --------------------
David N Shafer, Director of WNC & Associates, Inc.

Date:  July 20, 2001

                                    CONTENTS





                                                                            Page

                         INDEPENDENT AUDITOR'S REPORT 1
FINANCIAL STATEMENTS:
      Balance Sheets                                                         2-3
      Statements of Operations and Changes in Partners' Equity                 4
      Statements of Cash Flows                                               5-6
      Notes to Financial Statements                                         7-11
SUPPLEMENTARY INFORMATION:
      Supplemental Schedule of Expenses                                       12
      Supplemental Schedule of Changes in Partners' Equity                    13




                                       47
________________________________________________________________________________

Partners
Blessed Rock of El Monte
Costa Mesa, California



                         INDEPENDENT AUDITOR'S REPORT



I have audited the accompanying balance sheet of Blessed Rock of El Monte, a California Limited Partnership as of December 31, 2000, and the related statements of operations and changes in partners' equity, and operating cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Blessed Rock of El Monte as of December 31, 1999 were audited by other auditors whose report dated January 18, 2000, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blessed Rock of El Monte as of December 31, 2000 and the results of its operations and its operating cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information shown on page 12 and 13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Blessed Rock of El Monte. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.






January 31, 2001                                            33-0724657

                            BLESSED ROCK OF EL MONTE
                       (A California Limited Partnership)

------------------------------------------------------------------------------------------------------------------------------------
                   BALANCE SHEETS, DECEMBER 31, 1999 AND 2000
------------------------------------------------------------------------------------------------------------------------------------


                          A S S E T S



                                                                           2000                    1999
                                                                           -----                   -----
Current Assets:
     Operating cash and equivalents                                    $      60,905           $     181,492
     Security deposit cash                                                    25,804                  25,314
     Tenant accounts receivable                                                2,866                   5,661
     Prepaid expenses                                                         12,131                   5,011
                                                                        -------------          -----------------
              Total current assets                                           101,706                 217,478
                                                                        -------------          -----------------
Property, Building, and Equipment, At Cost:
     Land                                                                  1,271,162               1,271,162
     Building and improvements                                             7,982,536               7,982,536
     Equipment                                                                46,190                  37,709
                                                                         --------------        -----------------
                                                                           9,299,888               9,291,407
     Accumulated depreciation                                              ( 695,115)              ( 489,412)
                                                                         --------------        -----------------
              Property, building, and equipment - net                      8,604,773               8,801,995
                                                                         --------------        -----------------
Other Assets:
     Replacement reserve                                                      63,311                  41,836
     Tax and insurance restricted accounts                                    20,630                  17,518
     Unamortized deferred costs                                               91,755                 125,347
                                                                          -------------        ------------------
              Total other assets                                             175,696                 184,701
                                                                          -------------        ------------------
                                                                          $8,882,175              $9,204,174
                                                                          =============        ==================

              See the accompanying notes to financial statements.
              ---------------------------------------------------

Blessed Rock of El Monte
Balance Sheets, December 31, 1999 and 2000
Page 2

------------------------------------------------------------------------------------------------------------------------------------

                        LIABILITIES AND PARTNERS' EQUITY


                                                                           2000                    1999
                                                                       ---------               ----------
Current Liabilities:
     Current portion of mortgage payable                               $      32,622           $      30,408
     Accounts payable                                                          7,670                  10,214
     Security trust liability                                                 24,585                  24,640
     Accrued interest                                                         16,311                  15,735
     Accrued property taxes                                                        -                 109,644
                                                                        ---------------        ---------------
              Total current liabilities                                       81,188                 190,641
                                                                        ---------------        ---------------
Long-term Debt:
     Mortgage payable, less current portion
         included above                                                    2,615,184               2,647,806
     Notes payable                                                           706,213                 706,213
     Accrued interest payable                                                141,307                 118,473
     Grant loan payable                                                      400,000                 400,000
     Advance payable to general partner                                        1,000                   1,000
     Developer fee payable                                                   346,456                 389,456
                                                                        ---------------        ---------------
              Total long-term debt                                         4,210,160               4,262,948
                                                                        ---------------        ---------------
Partners' equity                                                           4,590,827               4,750,585
                                                                        ---------------        ---------------
                                                                          $8,882,175              $9,204,174
                                                                        ===============        ===============

               See the accompanying notes to financial statements.
               ---------------------------------------------------

                            BLESSED ROCK OF EL MONTE
                       (A California Limited Partnership)
--------------------------------------------------------------------------------
                      STATEMENTS OF OPERATIONS AND CHANGES
       IN PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000
--------------------------------------------------------------------------------


                                                                           2000                    1999
                                                                        ---------              ----------
Revenue:
     Gross potential rents                                              $    696,391           $     676,653
     Less vacancies                                                          ( 3,269)                ( 3,796)
                                                                        -------------          ----------------
     Net rental income                                                       693,122                 672,857
     Laundry and vending                                                       9,075                  11,049
     Tenant charges                                                            1,426                   2,032
     Interest income                                                           5,164                   4,265
     Other income                                                                  -                  28,041
                                                                        -------------          ---------------
              Total revenues                                                 708,787                 718,244
                                                                        -------------          ---------------
Expenses:
     Administrative                                                          126,226                 134,497
     Utilities                                                                44,814                  46,645
     Operating and maintenance                                                45,913                  47,108
     Taxes and insurance                                                     193,320                  88,559
     Interest                                                                218,977                 237,236
     Depreciation                                                            239,295                 244,383
                                                                        --------------         ----------------
              Total expenses                                                 868,545                 798,428
                                                                        --------------         ---------------
Net loss                                                                   ( 159,758)               ( 80,184)

Partners' equity - beginning                                               4,750,585               4,830,769
                                                                        --------------         ----------------
Partners' equity - ending                                              $   4,590,827          $    4,750,585
                                                                       ===============        =================

               See the accompanying notes to financial statements.
               ---------------------------------------------------

                            BLESSED ROCK OF EL MONTE

                       (A California Limited Partnership)
------------------------------------------------------------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000
------------------------------------------------------------------------------------------------------------------------------------




                                                                            2000                    1999
                                                                         --------                 --------
Cash flows from operating activities:
     Rental receipts                                                    $   683,941           $    666,544
     Operating interest receipts                                              3,399                  3,787
     Other operating receipts                                                10,501                 13,081
     Payments to suppliers and employees:
         Administrative expenses                                            (30,791)               (47,633)
         Management fees                                                    (34,527)               (30,583)
         Utilities                                                          (39,204)               (41,059)
         Salaries and wages                                                 (52,068)               (47,246)
         Operating and maintenance                                          (41,702)               (41,984)
         Real estate taxes                                                 (289,779)               (15,758)
         Payroll taxes                                                       (5,059)                (5,000)
         Property insurance                                                 (13,126)                (5,146)
         Miscellaneous taxes and insurance                                  (11,349)               (15,302)
         Interest on mortgage                                              (187,089)              (189,908)
         Interest on other notes                                             (8,478)                     -
         Funding security deposit account                                      (545)                  (171)
                                                                        --------------        --------------
             Net cash provided by (used in)
                  operating activities                                      (15,876)               243,622
                                                                        --------------        --------------
Cash flows from investing activities:
     Restricted tax and insurance - net                                      (2,398)                (6,528)
     Deposits to reserve,including interest                                 (21,475)               (21,022)
     Reserve interest                                                         1,051                    478
     Capital expenditures                                                    (8,481)                (2,511)
                                                                        --------------        --------------
         Net cash used in investing activities                              (31,303)               (29,583)
                                                                        --------------        --------------
Cash flows from financing activities:
     Mortgage principal payments                                            (30,408)               (28,344)
     Developer fee payments                                                 (43,000)               (77,000)
Increase in general partner payable                                               -                 1,000
                                                                        --------------        --------------
         Net cash used in financing activities                              (73,408)              (104,344)
                                                                        --------------        --------------
Net increase (decrease) in cash                                            (120,587)               109,695
Cash at beginning of year                                                   181,492                 71,797
                                                                        --------------        --------------
Cash at end of year                                                     $    60,905           $    181,492
                                                                        ==============        ==============

               See the accompanying notes to financial statements.
               ---------------------------------------------------

Blessed Rock of El Monte
Statements of Cash Flows, December 31, 1999 and 2000
Page 2

------------------------------------------------------------------------------------------------------------------------------------



                           Reconciliation of Net Loss
             to Net Cash Provided by (Used in) Operating Activities





                                                                            2000                   1999
                                                                           ------                 --------

Net Loss                                                               $   (159,758)          $     (80,184)
Adjustments to reconcile net loss to net cash
     Provided by (used in) operating activities:
         Depreciation and amortization                                      239,295                 244,383
         Decrease (increase) in:
              Security deposit cash                                            (490)                     29
              Receivables                                                     2,795                  (4,673)
              Prepaids                                                       (7,120)                  2,707
         Increase (decrease) in:
              Payables                                                       (2,544)                  9,659
              Security deposit liability                                        (55)                   (200)
              Accrued expenses                                              (86,234)                102,060
              Unearned rental income                                              -                  (1,640)
         Reserve interest earned                                             (1,765)                   (478)
         Other income                                                             -                 (28,041)
                                                                        --------------         ----------------
Net cash provided by (used in) operating activities                    $    (15,876)          $     243,622
                                                                       ===============        =================


               See the accompanying notes to financial statements.
              ---------------------------------------------------

                            BLESSED ROCK OF EL MONTE
                       (A California Limited Partnership)
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: Blessed Rock of El Monte, a California limited partnership, was formed on November 22, 1995 by and between Everland, Inc., a California Corporation, as the general partner and Tom Y. Lee as the limited partner. The Partnership Agreement was amended and restated on September 17, 1996 to replace Tom Y. Lee with WNC Housing Tax Credit Fund V, L.P. Series 3 and 4 as limited partners and WNC Housing, L.P. as a special limited partner.

     The Partnership was formed to acquire, construct, own and operate a 137-unit elderly facility apartment complex for low income residents in El Monte, California. The Partnership also generates tax credits to the partners in accordance with the provisions of the code and applicable Treasury regulations. The Partnership has qualified for low income housing tax credits as currently allowable under Section 42 of the Internal Revenue Code.

     The Partnership received HOME funds from the City of El Monte and redevelopment funds from the El Monte Community Redevelopment Agency as part of a public program to ensure affordable housing for senior citizen tenants. In addition, the El Monte Community Redevelopment Agency paid various project impact fees to the City of El Monte associated with the construction and development of the Project on behalf of the Partnership.

     Capitalization and Depreciation: Assets are recorded at cost and depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. The principal estimated useful lives used in computing the depreciation provisions are 10 to 40 years for building and improvements, and 3 to 10 years for equipment The policy of the project is to charge amounts expended for maintenance, repairs, and minor replacements to expense, and to capitalize expenditures for major replacements and betterments.

     Cash and Cash Equivalents: For purposes of reporting cash flows, cash includes unrestricted cash in bank, cash on hand, savings accounts, and all certificates of deposit with original maturities of three months or less.

     The Partnership maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. The Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Deferred  Costs:   Deferred  costs,   comprised  of  tax  credit  fees  and
     organization costs are being amortized over five years.
     ___________________________________________________________________________

Blessed Rock of El Monte
Notes to Financial Statements, December 31, 2000
Page 2

--------------------------------------------------------------------------------


     Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Rental Income and Unearned Rents: The Partnership rents apartment units on a month to month basis and recognizes revenues when earned. Advance receipts of rents are classified as liabilities until earned.

     Income Taxes: No provision is made for income taxes since such taxes, if any, are the liability of the individual partners.

     Reclassifications: Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

2.   RESTRICTED FUNDS

     The Partnership is required to make monthly impound deposits to cover insurance premiums, property taxes and to maintain a reserve for replacements. These restricted funds are held by, and expenditures are subject to supervision and approval by, GMAC Commercial Mortgage.

3.   ACCRUED PROPERTY TAXES

     The Partnership has received and paid real property tax bills since inception in 1995. In 1998, with the assistance of a property tax consultant, management estimated an increase of $54,912 in the annual property tax obligation. In the current year the Partnership was billed and paid for these additional real property taxes in the amount of $70,750. Accordingly, accrued property tax is zero at December 31, 2000.

4.   MORTGAGE PAYABLE

     Mortgage payable consists of a 7.05% real estate mortgage, payable to GMAC Commercial Mortgage,  collateralized
     by a deed of trust on the real property.  The obligation is payable in aggregate monthly principal and interest installments of $18,188 beginning July 1, 1998 with a balloon payment in the
     amount of $2,017,000 payable  June 1, 2013.                     $ 2,647,806

     Less current portion                                                 32,622
                                                                     -----------
                                                                     $ 2,615,184
                                                                     ===========
    ____________________________________________________________________________

Blessed Rock of El Monte
Notes to Financial Statements, December 31, 2000
Page 3

--------------------------------------------------------------------------------


     The amounts maturing for the next five years are:

                 2001     32,622
                 2002     34,998
                 2003     37,547
                 2004     40,281
                 2005     43,214

5.   NOTES PAYABLE

     Notes payable at December 31, 2000 consist of the following:

     4% note payable with a term of 15 years, payable to
     El Monte Community Redevelopment Agency (RDA),
     secured by deed of trust and rents from  Project.   Note  subject
     to prepayment in whole or in part based on events constituting default under  terms of  promissory note agreement.  No events of default have occurred through December 31, 2000.
     Payments of interest and principal  made annually beginning on April 1, 2003, and thereafter on April 1 until outstanding principal balance of  note and all accrued interest paid in full.
     Payments  paid from 50% of the residual rental income, as
     defined in the promissory note agreement.  Payments, if any, applied first to accrued interest and second to  principal of  note.
     No payments made on  note through 2000.  At December 31, 2000,
     accrued interest on note was $53,303.                          $    275,000

     1% note payable with a term of 30 years beginning
     April 3, 1996, payable to RDA for various development fees, secured by a deed of trust and rents from the Project.
     Commencing April 3, 1997, and thereafter on April 3
     for the following 6 succeeding years, payment of $4,239
     due each year.  Payment increases to $8,478  April 3, 2004 and continues the next 7 succeeding years.  April 3, 2012, payment increases to $32,534 and continues the next 14
     succeeding years, or until paid in full.  Payments to be paid from 50% of residual rental income, as defined in promissory note agreement. Payments first applied to interest. $8,478 paid in 1999 for 1997 and 1998.  $8,478 paid in 2000 for 1999 and 2000.
     At December 31, 2000 accrued interest on  note was $12,004.         431,213
                                                                    ------------
                                                                    $    706,213
                                                                    ============
     __________________________________________________________________________

Blessed Rock of El Monte
Notes to Financial Statements, December 31, 2000
Page 4

--------------------------------------------------------------------------------


6.   GRANT LOAN PAYABLE

     The Partnership received a loan of $400,000 on April 3, 1996 from the City of El Monte as part of a public program to ensure affordable housing for senior citizen tenants. Interest accrues on the principal amount at 4%, with a term of 55 years. Loan is secured by a deed of trust and rents from the Project. At maturity, the principal amount of the loan and all accrued interest shall be deemed discharged and waived by the City unless there is an occurrence of an event of default, as specified under the loan agreement. If default occurs, the City of El Monte is entitled to exercise its rights and the entire principal amount outstanding and any accrued interest could become due and payable at the option of the City of El Monte. Accrued interest at December 31, 2000 was $76,000.

7.   RELATED PARTY TRANSACTIONS

     Capital Contributions: The limited partners, WNC Housing Tax Credit Fund V, L.P. Series III and IV, 49.495% limited partners, are required to make a capital contribution of $5,162,171, which shall be made equally between them, in amounts and at times as stated in the Limited Partnership Agreement. The limited partners' cash contributions may be reduced to account for reduced tax benefits, if any. At December 31, 2000, the limited partners have contributed $5,021,578.

     Project or Loss Allocations: All items included in the calculation of income or loss not arising from a sale or refinancing, and all tax credits, shall be allocated 98.99% to the limited partners, .01% to the special limited partner and 1% to the general partner.

     Developer Fee Payable and Advance Payable to General Partner: Under the terms of the Partnership Agreement, Everland, Inc., the developer, is to receive a developer fee totaling $1,050,416. This developer fee bears no interest and is payable upon additional capital contributions by the limited partners. During the periods ended December 31, 2000 and 1999, $43,000 and $77,000 of payments of the developer fees were made, respectively.

     For the year ended December 31, 1999 the net change in advances from the general partner was $1,000

     Management Fee: A monthly property management fee in an amount computed at 5% of the collected gross revenue is payable to the management agent.

     Property management services to the Partnership are provided by an affiliate of the limited partners. Property management fees were $34,582 and $33,411 for the years 2000 and 1999, respectively. Included in accounts payable at December 31, 2000 and December 31, 1999 is $2,883 and $2,828, respectively, of management fees payable to this entity.
     ___________________________________________________________________________

Blessed Rock of El Monte
Notes to Financial Statements, December 31, 2000
Page 5

--------------------------------------------------------------------------------


     Incentive Management and Other Fees: Under the terms of the Limited Partnership Agreement, incentive management fees shall be paid to the general partner for services incidental to the administration of the business and affairs of the Partnership, reporting fees to the limited partners for services performed in monitoring the operations of the Partnership, services in connection with the Partnership's accounting matters and assisting with the preparation of tax returns. No such fees were paid during the periods ended December 31, 2000 and 1999, respectively.

8.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     The Partnership's sole asset is a 137-unit apartment complex. The Partnership's operations are concentrated in the multifamily real estate market In addition, the Partnership operates in a heavily regulated environment. The operations of the project are subject to the administrative directives, rules and regulations of local regulatory agencies. Such administrative directives, rules and regulations are subject to change. Such changes may occur with little notice or inadequate funding to pay for related costs, including the additional administrative burden, to comply with a change.
     ___________________________________________________________________________

                            SUPPLEMENTARY INFORMATION

                            BLESSED ROCK OF EL MONTE
                       (A California Limited Partnership)
--------------------------------------------------------------------------------
                        SUPPLEMENTAL SCHEDULE OF EXPENSES
                      FOR THE YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


Site management payroll                                             $     41,751
Manager's rent-free apartment                                             11,976
Management fee                                                            34,583
Audit fee                                                                  8,050
Legal fees                                                                 1,670
Telephone and answering service                                            2,694
Office supplies                                                            2,003
Health insurance and other employee benefits                               2,174
Payroll taxes                                                              5,058
Workers' compensation                                                      5,198
Other administration                                                      11,069
                                                                    ------------
       Subtotal administrative expenses                             $    126,226

Electricity                                                               14,030
Water and sewer                                                           14,325
Fuel                                                                      10,350
Garbage and trash removal                                                  6,109
                                                                     -----------
       Subtotal utilities                                                 44,814

Maintenance and repairs payroll                                           11,320
Maintenance and repairs supply                                             3,206
Maintenance and repairs contract                                          11,455
Painting and decorating                                                    3,072
Grounds                                                                   13,957
Services                                                                   2,185
Furniture and furnishings replacement                                        718
                                                                     -----------
       Subtotal maintenance expenses                                      45,913

Property taxes                                                           176,749
Other taxes and licenses                                                   3,945
Property and liability insurance                                          12,626
                                                                     -----------
       Subtotal tax and insurance                                        193,320
  Interest                                                               218,977
Depreciation and amortization                                            239,295
                                                                     -----------
       Total expenses                                               $    868,545
                                                                    ============

______________________________________________________________________________






                            BLESSED ROCK OF EL MONTE

                       (A California Limited Partnership)
------------------------------------------------------------------------------------------------------------------------------------
              SUPPLEMENTAL SCHEDULE OF CHANGES IN PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000
------------------------------------------------------------------------------------------------------------------------------------




                                        WNC Housing         WNC Housing
                                        Tax Credit          Tax Credit
                                        Fund V, L.P.        Fund V, L.P.        WNC                 Everland
                                         Series 3            Series 4         Housing L.P.          Inc.                  Total

Balance - December 31, 1998            $   2,391,245       $   2,391,245        $      (23)       $      48,302      $    4,830,769

Net Loss - 1999                              (39,687)            (39,687)               (8)                (802)            (80,184)
                                       --------------      --------------       ------------      ---------------     --------------
Balance - December 31, 1999                2,351,558           2,351,558                31)              47,500           4,750,585

Net Loss - 2000                              (79,072)            (79,072)              (16)              (1,598)           (159,758)
                                       --------------     ----------------      -------------     ---------------    ---------------
Balance - December 31, 2000            $   2,272,486       $   2,272,486        $      (47)       $      45,902      $    4,590,827
                                        =============      ===============      =============     ===============    ===============
Profit and loss percentage at
       December 31, 2000                      49.495%             49.495%            0.010%               1.000%            100.000%
                                        =============      ================      =============    ===============     ==============



____________________________________________________________________________________________________________________________________

                                       61