Form 10-Q
period 2001-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2001-09-10
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
Yes           No     X
    ---------    ----------

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001




PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Balance Sheets
         June 30, 2001 and March 31, 2001 .... ................................3

       Statements of Operations
          For the Three months Ended June 30, 2001 and 2000 ...................4

       Statement of Partners' Equity (Deficit)
          For the Three months Ended June 30, 2001 ............................5

       Statements of Cash Flows
          For the Three months Ended June 30, 2001 and 2000 ...................6

       Notes to Financial Statements ..........................................7

   Item 2.  Management's Discussion and Analysis of Financial
             Condition, Results of Operations, and Cash Flows ................15

   Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......17


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................17

   Item 6.  Exhibits and Reports on Form 8-K .................................17

   Signatures       ..........................................................18

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                 June 30, 2001             March 31, 2001
                                                                -----------------         ------------------
                                                                  (unaudited)
ASSETS

Cash and cash equivalents                                     $          5,476          $           20,126
Investments in limited partnerships, net
  (Notes 2 and 3)                                                   10,086,101                  10,245,015
                                                                -----------------         ------------------

                                                              $     10,091,577          $       10,265,141
                                                                =================         ==================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Accrued expenses                                                    57,577                      82,699
    Accrued fees and expenses due to
      General Partner and affiliates (Note 4)                           71,423                      39,531
                                                                -----------------         ------------------

Total liabilities                                                      129,000                     122,230
                                                                -----------------         ------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):
    General Partner                                                    (75,865)                   (74,062)

    Limited Partners (25,000 units authorized and
       18,000 units issued and outstanding)                         10,038,442                  10,216,973
                                                                -----------------         ------------------

Total partners' equity                                               9,962,577                  10,142,911
                                                                -----------------         ------------------

                                                              $     10,091,577          $       10,265,141
                                                                =================         ==================


                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                           For the Three Months Ended
                             June 30, 2001 and 2000
                                   (unaudited)

                                                           2001                          2000
                                                           Three                         Three
                                                           Months                        Months
                                                    ---------------------         ---------------------

Interest income                                   $                 133         $               4,469
Miscellaneous income                                                  -                         5,032
                                                    ---------------------         ---------------------
                                                                    133                         9,501
                                                    ---------------------         ---------------------

Operating expenses:
Amortization (Note 2)                                             9,645                        11,098
Asset management fees (Note 3)                                    8,896                        12,375
Legal and accounting fees                                        14,416                         2,974
Other                                                             8,290                         2,257
                                                    ---------------------         ---------------------

Total operating expenses                                         41,247                        28,704
                                                    ---------------------         ---------------------

Loss from operations                                            (41,114)                      (19,203)

Equity in losses of
 limited partnerships (Note 2)                                 (139,220)                     (178,795)
                                                    ---------------------         ---------------------

Net loss                                          $            (180,334)        $            (197,998)
                                                    =====================         =====================

Net loss allocated to:
  General partner                                 $              (1,803)        $              (1,980)
                                                    =====================         =====================

  Limited partners                                $            (178,531)        $            (196,018)
                                                    =====================         =====================

Net loss per limited partner unit                 $                 (10)        $                 (11)
                                                    =====================         =====================

Outstanding weighted limited
  partner  units                                                  18,000                        18,000
                                                    =====================         =====================


                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                           For the Three Months Ended
                                  June 30, 2001
                                   (unaudited)

                                                           General                 Limited
                                                           Partner                 Partners                  Total
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at March 31, 2001        $           (74,062)    $         10,216,973     $         10,142,911

    Net loss                                                     (1,803)               (178,531)                (180,334)
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at June 30, 2001         $           (75,865)    $         10,038,442     $          9,962,577
                                                      ===================     ===================      ===================



                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                           For the Three Months Ended
                             June 30, 2001 and 2000
                                   (unaudited)



                                                                         2001                   2000
                                                                    ----------------      -----------------
Cash flows from operating activities:
    Net loss                                                      $       (180,334)     $        (197,998)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Amortization                                                         9,645                11,098

         Equity in losses of limited partnerships                           139,220               178,795
         Change in accrued expenses                                         (25,122)              (41,728)
         Change in accrued fees and expenses due to
               General Partner and affiliates                                31,892               (3,713)
                                                                    ----------------      -----------------

           Net cash used in operating activities                           (24,699)               (53,546)
                                                                    ----------------      -----------------

Cash flows from investing activities:
    Change in notes payable                                                       -               (72,938)
    Distributions from limited partnerships                                  10,049                 2,067
                                                                    ----------------      -----------------

           Net cash provided by (used in) investing activities               10,049               (70,871)
                                                                    ----------------      -----------------

Net decrease in cash and cash equivalents                                  (14,650)              (124,417)

Cash and cash equivalents, beginning of period                               20,126               365,942
                                                                    ----------------      -----------------


Cash and cash equivalents, end of period                          $           5,476     $         241,525
                                                                    ================      =================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Taxes paid                                                        $             800     $              800
                                                                    ================      =================



                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in January 1996, at which time 18,000 Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)


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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of June 30 and March 31, 2001, the Partnership had cash equivalents of $0.

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


NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENTS IN ALLIANCE, EVERGREEN
-----------------------------------------------------------------------
         AND HASTINGS:  IMPAIRMENT OF INVESTMENTS
         -----------------------------------------

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)


NOTE 2 -  UNCERTAINTY  WITH RESPECT TO  INVESTMENTS  IN ALLIANCE,  EVERGREEN AND
--------------------------------------------------------------------------------
          HASTINGS: IMPAIRMENT OF INVESTMENTS, continued
          ----------------------------------------------

statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Alliance, Evergreen and Hastings. The Partnership has reflected equity in the net losses of Alliance, Evergreen and Hastings totaling $167,793 ($(9.32) per limited partnership unit) for the year ended March 31, 2000, based on nine months of reported results provided by Alliance, Evergreen and Hastings and on three months of results estimated by Associates. Such estimates may be materially misstated due to the lack of corroborative financial information. During the year ended March 31, 2000, the Partnership advanced $205,080 in cash to Alliance, Evergreen and Hastings for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 6.

As a result of the foregoing, in 2000, management performed an evaluation of the Partnership's remaining investment balances in Alliance, Evergreen and Hastings, including the cash advances noted above and other anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $995,804 was recognized at March 31, 2000. This impairment loss included $644,589 in remaining book value of the Partnership's investments in Alliance, Evergreen and Hastings, $205,080 and $74,631 of cash advances, pre and post year end, $50,000 accrual for anticipated legal costs, and $21,504 of estimated and other related costs.

During 2001, Alliance, Evergreen and Hastings continued to experience negative cash flows from operations. All mortgages were suspended under a written agreement with the lender, which expired in May 2001 and no payments have been made since August 2000. The Partnership incurred an additional $160,000 of expenses in connection with the operations of Evergreen, which is included in other operating expenses in the accompanying 2001 financial statements

On July 19, 2001, the Evergreen property was sold for a gross sales price of $1.3M which after payment of its outstanding loans and closing costs yielded net proceeds to the Partnership of $168,000 in the form of a return of advances. Due to the sale of the property, approximately $428,000 (unaudited) of tax credits are no longer available to the Partnership's investors ($23.80 per Limited Partner Unit). In addition, there can be no assurance that tax credits and loss deductions previously taken will not be subject to recapture in the future.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. At March 31, 2000 and through the three months ended June 30, 2001, the net investments in the three Local Limited Partnerships discussed in Note 2 had reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                                                                      June 30, 2001           March 31, 2001
                                                                   ---------------------    -------------------

Investments in limited partnerships - beginning of period        $         10,245,015     $       10,968,078
Capitalized acquisition fees and costs                                              -                (10,452)
Equity in losses of limited partnerships                                     (139,220)              (656,711)
Distributions received                                                        (10,049)               (11,856)
Amortization of paid capitalized acquisition fees and costs                    (9,645)               (44,044)
                                                                   ---------------------    -------------------

Investments in limited partnerships - end of period              $         10,086,101     $       10,245,015
                                                                   =====================    ===================


                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected information for the three months ended June 30, 2001 and 2000 from the unaudited combined condense financial statements of the limited partnerships in which the Partnership has invested as follows (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                                                                        2001                    2000
                                                                   ----------------       ------------------

Revenue                                                          $      1,429,000       $       1,364,000
                                                                   ----------------       ------------------
Expenses:
  Interest expense                                                        385,000                 380,000
  Depreciation                                                            362,000                 356,000
  Operating expenses                                                      842,000                 819,000
                                                                   ----------------       ------------------
Total expenses                                                          1,589,000               1,555,000
                                                                   ----------------       ------------------
Net loss                                                         $       (160,000)      $        (191,000)
                                                                   ================       ==================

Net loss allocable to the Partnership, before equity in
  losses of Alliance, Evergreen, and Hastings                    $       (139,000)      $        (179,000)
                                                                   ================       ==================

Net loss recorded by the Partnership, before equity
  in losses of Alliance, Evergreen, and Hastings                 $       (139,000)       $       (179,000)
Net loss of Alliance allocable to the Partnership                               -                 (12,000)
Net loss of Evergreen allocable to the Partnership                              -                 (18,000)
Net loss of Hastings allocable to the Partnership                               -                 (12,000)
Below zero adjustments of the net allocable losses
  of Alliance, Evergreen, and Hastings                                          -                  42,000
                                                                   ----------------       ------------------
Net loss recorded by the Partnership                             $       (139,000)      $        (179,000)
                                                                   ================       ==================

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Asset management fees of $8,896 and $12,375 were incurred during each of the three months ended June 30, 2001 and 2000, respectively. The Partnership paid the General Partner or its affiliates $0 of these fees during the three months ended June 30, 2001 and 2000.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                     June 30, 2001                March 31, 2001
                                                                  ---------------------        ----------------------


Reimbursements for expenses paid by the
  General Partner or an affiliate                              $                25,402      $                  2,406
Asset management fee payable                                                    46,021                        37,125
                                                                  ---------------------        ----------------------

  Total                                                        $                71,423      $                 39,531
                                                                  =====================        ======================



                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)



NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001 this lawsuit was settled in the aggregate amount of $35,000. The Partnerships allocated share of $17,500 has been accrued in full at March 31, and June 30, 2001.

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

15 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $5,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $10,086,000. Liabilities at June 30, 2001 primarily consisted of $58,000 of accrued expenses and $71,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates.

Results of Operations

Three Months ended June 30, 2001 Compared to Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(180,000), reflecting a decrease of $(18,000) from the net loss experienced for the three months ended June 30, 2000 of $(198,000). The $(18,000) decrease in net loss is primarily due to equity in losses of limited partnerships, which decreased by $(40,000) to $(139,000) for the three month period ended June 30, 2001 from $(179,000) for the three month period ended June 30, 2000. In addition, an increase in operating loss of $(22,000) to $(41,000) for the three months ended June 30, 2001 from $(19,000) for the three months ended June 30, 2000.

Cash Flows

Three months ended June 30, 2001 Compared to Three months Ended June 30, 2000. Net decrease in cash during the three months ended June 30, 2001 was $(15,000) compared to a net decrease in cash for the three months ended June 30, 2000 of $(124,000). The $109,000 decrease was due primarily to a $81,000 increase in cash used for paying off Broadway Apt.'s note payable $73,000 and $8,000 in distribution fees to limited partnerships. In addition, a decrease in net cash used by operating activities of $(28,000) to $(25,000) for the three month period ended June 30, 2001 from $(53,000) for the three month period ended June 30, 2000.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash Flows, continued

During the three months ended June 30, 2001, accrued payables, which consist of related party management fees and reimbursements due to the General Partner, increased by $32,000. The General Partner does not anticipate that the accrued fees and reimbursements will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC.         General Partner



By:  /s/ Wilfred N Cooper, Jr.

Wilfred N Cooper, Jr., President - Chief Operating Officer
                       of WNC & Associates, Inc.

Date: August 15, 2001



By:  /s/ Thomas J. Riha

Thomas J. Riha, Vice President - Chief Financial Officer
                                of WNC & Associates, Inc.
Date: August 15, 2001