Form 10-Q
period 2001-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2001-12-06
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                               INDEX TO FORM 10-Q

              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001




PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets
                    September 30, 2001 and March 31, 2001                      3

                  Statements of Operations
                    For the Three and Six Months
                       Ended September 30, 2001 and 2000                       4

                  Statement of Partners' Equity (Deficit)
                    For the Six Months Ended September 30, 2001                5

                  Statements of Cash Flows
                    For the Six Months Ended September 30, 2001 and 2000       6

                  Notes to Financial Statements                                7

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risks 17


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           17

         Item 6.  Exhibits and Reports on Form 8-K                            17

         Signatures                                                           18

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                  September 30, 2001           March 31, 2001
                                                                -----------------------     ---------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $              133,436      $              20,126
Investments in limited partnerships, net
  (Notes 2 and 3)                                                          9,934,917                 10,245,015
                                                                -----------------------     ---------------------

                                                              $           10,068,353      $          10,265,141
                                                                =======================     =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Accrued expenses                                                          41,577                     82,699
    Accrued fees and expenses due to
      General Partner and affiliates (Note 4)                                 74,817                     39,531
                                                                -----------------------     ---------------------

Total liabilities                                                            116,394                    122,230
                                                                -----------------------     ---------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):

    General Partner                                                          (75,972)                   (74,062)

    Limited Partners (25,000 units authorized and
       18,000 units issued and outstanding)                               10,027,931                 10,216,973
                                                                -----------------------     ---------------------

Total partners' equity                                                     9,951,959                 10,142,911
                                                                -----------------------     ---------------------

                                                              $           10,068,353      $          10,265,141
                                                                =======================     =====================


                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                       For the Three and Six Months Ended
                           September 30, 2001 and 2000
                                   (unaudited)

                                                       2001                                         2000
                                       --------------------------------------      ---------------------------------------
                                            Three                  Six                  Three                  Six
                                            Months               Months                 Months                Months
                                       -----------------     ----------------      -----------------     -----------------

Interest income                      $             853     $            986      $           2,663     $           7,132
Miscellaneous income                                 -                    -                      -                 5,032
                                       -----------------     ----------------      -----------------     -----------------
                                                   853                  986                  2,663                12,164
                                       -----------------     ----------------      -----------------     -----------------

Operating expenses:
Amortization (Note 2)                            9,645               19,290                 10,925                22,023
Asset management fees (Note 3)                  15,854               24,750                 12,375                24,750
Legal and accounting fees                       15,395               29,811                 15,091                18,065
Other                                             (685)               7,605                 32,344                34,601
                                       -----------------     ----------------      -----------------     -----------------

Total operating expenses                        40,209               81,456                 70,735                99,439
                                       -----------------     ----------------      -----------------     -----------------

Loss from operations                           (39,356)             (80,470)               (68,072)              (87,275)

Equity in losses of limited
  partnerships (Note 2)                       (139,215)            (278,435)              (178,795)             (357,590)
Gain on sale of investment in
  limited partnership interest
  (Note 2)                                     167,953              167,953                       -                     -
                                       -----------------     ----------------      -----------------     -----------------

Net loss                             $         (10,618)    $       (190,952)     $        (246,867)    $        (444,865)
                                       =================     ================      =================     =================

Net loss allocated to:
  General partner                    $            (106)    $         (1,910)     $          (2,469)    $          (4,449)
                                       =================     ================      =================     =================

  Limited partners                   $         (10,512)    $       (189,042)     $        (244,398)    $        (440,416)
                                       =================     ================      =================     =================

Net loss per limited partner unit    $              (1)    $            (11)     $             (14)    $             (24)
                                       =================     ================      =================     =================

Outstanding weighted limited
  partner  units                                 18,000               18,000                 18,000                18,000
                                       =================     ================      =================     =================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                            For the Six Months Ended
                               September 30, 2001
                                   (unaudited)

                                                           General                 Limited
                                                           Partner                 Partners                  Total
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at March 31, 2001        $           (74,062)    $         10,216,973     $         10,142,911

    Net loss                                                     (1,910)                (189,042)                (190,952)
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at September 30, 2001    $           (75,972)    $         10,027,931     $         9,951,959
                                                      ===================     ===================      ===================


                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            For the Six Months Ended
                           September 30, 2001 and 2000
                                   (unaudited)


                                                                          2001                   2000
                                                                    ----------------      -----------------
Cash flows from operating activities:
    Net loss                                                      $       (190,952)     $        (444,865)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Amortization                                                       19,290                 22,023

         Equity in losses of limited partnerships                          278,435                357,590
         Gain on sale of investment in Limited Partnership                (167,953)                     -
         Change in accrued expenses                                        (41,122)                (2,575)
         Change in accrued fees and expenses due to

               General Partner and affiliates                               35,286                (90,707)
                                                                    ----------------      -----------------

           Net cash used in operating activities                           (67,016)              (158,534)
                                                                    ----------------      -----------------

Cash flows from investing activities:
    Investments to limited partnerships                                          -                (72,939)
    Acquisition costs and fees                                                   -                 10,452
    Distributions from limited partnerships                                 12,373                  2,067
    Proceeds on sale of investment in Limited Partnership, net             167,953                      -
                                                                    ----------------      -----------------


            Net cash provided by (used in) investing activities            180,326                (60,420)
                                                                    ----------------      -----------------

Net increase (decrease) in cash and cash equivalents                       113,310               (218,954)


Cash and cash equivalents, beginning of period                              20,126                365,942
                                                                    ----------------      -----------------


Cash and cash equivalents, end of period                          $        133,436      $         146,988
                                                                    ================      =================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Taxes paid                                                        $            800      $             800
                                                                    ================      =================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

Organization
------------

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

The general partner of the Partnership is WNC & Associates, Inc. ("WNC"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC as the Partnership has no employees of its own.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activities relating to the business of the Partnership, and do not give effect to the assets that the partners may have outside of their interests in the Partnerships, or to any obligations, including income taxes, of the partners.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of September 30 and March 31, 2001, the Partnership had cash equivalents of $0.

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

Concentration of Credit Risk
----------------------------

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

Reclassifications
-----------------

Certain prior period balances have been reclassified to conform to the presentation for the three and six months ended September 30, 2001.

NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENTS IN ALLIANCE, EVERGREEN AND
         HASTINGS:  IMPAIRMENT OF INVESTMENTS
---------------------------------------------------------------------------

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENTS IN ALLIANCE, EVERGREEN AND
         HASTINGS:  IMPAIRMENT OF INVESTMENTS, continued
---------------------------------------------------------

The independent auditors engaged to perform an audit of Alliance, Evergreen, and Hastings' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately six months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As a result, the Partnership has not included the financial information of Alliance, Evergreen and Hastings in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Alliance, Evergreen and Hastings. The Partnership has reflected equity in the net losses of Alliance, Evergreen and Hastings totaling $167,793 ($(9.32) per limited partner unit) for the year ended March 31, 2000, based on nine months of reported results provided by Alliance, Evergreen and Hastings and on three months of results estimated by WNC. Such estimates may be materially misstated due to the lack of corroborative financial information. During the year ended March 31, 2000, the Partnership advanced $205,080 in cash to Alliance, Evergreen and Hastings for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 6.

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

During 2001, Alliance, Evergreen and Hastings continued to experience negative cash flows from operations. All mortgages were suspended under a written agreement with the lender, which expired in May 2001 and no payments have been made since August 2000. The Partnership incurred an additional $160,000 of expenses in connection with the operations of Evergreen, which is included in other operating expenses for the year ended March 31, 2001.

On July 19, 2001, the Evergreen property was sold for a gross sales price of $1.3M which after payment of its outstanding loans and closing costs yielded net proceeds to the Partnership of approximately $168,000 in the form of a return of advances. As the investment in Evergreen together with cash advances had been previously impaired, the entire proceeds were reflected as a gain on sale of investments in Limited Partnerships of $167,953, for the three and six months ended September 30, 2001. Due to the sale of the property, approximately $428,000 (unaudited) of tax credits are no longer available to the Partnership's investors ($23.80 per Limited Partner Unit). In addition, there can be no assurance that tax credits and loss deductions previously taken will not be subject to recapture in the future.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30, 2001 and March 31, 2001, the Partnership has limited partnership interests in 17 and 18 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,164 and 1,196 apartment units, respectively. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amounts.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. At March 31, 2000 and through the six months ended September 30, 2001, the net investments in the three Local Limited Partnerships discussed in Note 2 had reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                                                                      September 30, 2001          March 31, 2001
                                                                   -------------------------   ---------------------

Investments in limited partnerships - beginning of period        $             10,245,015    $         10,968,078
Capitalized acquisition fees and costs                                                  -                 (10,452)
Equity in gain (losses) of limited partnerships                                  (278,435)               (656,711)
Distributions received from limited partnerships                                  (12,373)                (11,856)
Amortization of paid capitalized acquisition fees and costs                       (19,290)                (44,044)
                                                                   -------------------------   ---------------------

Investments in limited partnerships - end of period              $              9,934,917    $         10,245,015
                                                                   =========================   =====================


                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected information for the six months ended September 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                                                                        2001                    2000
                                                                   ----------------       ------------------

Revenue                                                          $      2,858,000       $       2,729,000
                                                                   ----------------       ------------------
Expenses:
  Interest expense                                                        770,000                 760,000
  Depreciation                                                            725,000                 713,000
  Operating expenses                                                    1,684,000               1,639,000
                                                                   ----------------       ------------------
Total expenses                                                          3,179,000               3,112,000
                                                                   ----------------       ------------------
Net loss                                                         $       (321,000)      $        (383,000)
                                                                   ================       ==================

Net loss allocable to the Partnership, before equity in
  losses of Alliance, Evergreen, and Hastings                    $       (278,000)      $        (358,000)
                                                                   ================       ==================

Net loss recorded by the Partnership, before equity
  in losses of Alliance, Evergreen, and Hastings                 $       (278,000)      $        (358,000)
Net loss of Alliance allocable to the Partnership                               -                 (25,000)
Net gain (loss) of Evergreen allocable to the Partnership                 168,000                 (37,000)
Net loss of Hastings allocable to the Partnership                               -                 (23,000)
Below zero adjustments of the net allocable losses
  of Alliance, Evergreen, and Hastings                                          -                  85,000
                                                                   ----------------       ------------------
Net gain (loss) recorded by the Partnership                      $        110,000       $        (358,000)
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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Asset management fees of $24,750 were incurred during each of the six months ended September 30, 2001 and 2000. The Partnership paid the General Partner or its affiliates $0 of these fees during the six months ended September 30, 2001 and 2000.

                   WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                 September 30, 2001               March 31, 2001
                                                              -------------------------        ----------------------

Reimbursements for expenses paid by the
  General Partner or an affiliate                          $                    12,942      $                  2,406

Asset management fee payable                                                    61,875                        37,125
                                                              -------------------------        ----------------------

  Total                                                    $                    74,817      $                 39,531
                                                              =========================        ======================

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001 this lawsuit was settled in the aggregate amount of $35,000. The Partnerships allocated share of $17,500 has been accrued in full at March 31, and September 30, 2001.

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been subsequently, compromised, released and dismissed. Liability insurance covered the settlement. The insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing, but the management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Cascade. Loss of the Cascade investment could result in recapture of tax credits and certain prior tax deductions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at September 30, 2001 consisted primarily of $133,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $9,935,000. Liabilities at September 30, 2001 primarily consisted of $42,000 of accrued expenses and $75,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates.

Results of Operations
---------------------

Three months ended September 30, 2001 Compared to Three months Ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was $(11,000), reflecting a decrease of $(236,000) from the net loss experienced for the three months ended September 30, 2000 of $(247,000). The $(236,000) decrease in net loss is primarily due to the gain on disposal of an investment of $168,000 along with a decrease of (40,000) in equity in losses of limited partnerships, which decreased to $(139,000) for the three month period ended September 30, 2001 from $(179,000) for the three month period ended
September 30, 2000. In addition, a decrease in operating loss of approximately $(29,000), to approximately $(39,000) for the three months ended September 30, 2001 from approximately $(68,000) for the three months ended September 30, 2000, due primarily to the decreases of other operating expenses.

Six months ended September 30, 2001 Compared to Six months Ended September 30, 2000. The Partnership's net loss for the six months ended September 30, 2001 was $(191,000), reflecting a decrease of $(254,000) from the net loss experienced for the six months ended September 30, 2000 of $(445,000). The $(254,000) decrease in net loss is primarily due to the gain on disposal of an investment of $168,000 along with a decrease to equity in losses of limited partnerships, which decreased by $(80,000) to $(278,000) for the six month period ended September 30, 2001 from $(358,000) for the six month period ended September 30, 2000. In addition, an decrease in operating loss of $(7,000) to approximately $(80,000), for the six months ended September 30, 2001 from approximately $(87,000) for the six months ended September 30, 2000, due to decreases of comparable legal, accounting and other operating expenses.

Cash Flows
----------

Six months ended September 30, 2001 Compared to Six months Ended September 30, 2000. Net increase during the six months ended September 30, 2001 was $113,000 compared to a net decrease for the six months ended September 30, 2000 of $(219,000). The $332,000 increase was due primarily to the gain on disposal of Evergreen of approximately $168,000 and distributions from limited partnerships of $12,000 offset by a decrease in net cash used by operating activities of $(92,000) to $(67,000) for the six month period ended September 30, 2001 from $(159,000) for the six month period ended September 30, 2000.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

During the six months ended September 30, 2001, accrued payables, which consist of related party management fees and reimbursements due to the General Partner, increased by $35,000. The General Partner does not anticipate that the accrued fees and reimbursements will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC.         General Partner



By:  /s/ Wilfred N Cooper, Jr.

Wilfred N Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.

Date: November 12, 2001



By:  /s/ Thomas J. Riha

Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 12, 2001