Form 10-Q
period 2001-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2002-02-15
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                         Commission File number: 0-21895


                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3



            California                          33-0761578
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
Yes           No     X
--------   --------------

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001





PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

      Balance Sheets
       December 31, 2001 and March 31, 2001                                    3

      Statements of Operations
       For the Three and Nine Months Ended December 31, 2001 and 2000          4

      Statement of Partners' Equity (Deficit)
       For the Nine Months Ended December 31, 2001                             5

      Statements of Cash Flows
       For the Nine Months Ended December 31, 2001 and 2000                    6

       Notes to Financial Statements                                           7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks     17


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                               17

     Item 6.  Exhibits and Reports on Form 8-K                                17

     Signatures                                                               18

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                  December 31, 2001            March 31, 2001
                                                                -----------------------     ---------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $               77,303      $              20,126
Investments in limited partnerships, net
  (Notes 2 and 3)                                                          9,770,759                 10,245,015
Other assets                                                                  10,000                          -
                                                                -----------------------     ---------------------

                                                              $            9,858,062      $          10,265,141
                                                                =======================     =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Accounts payable                                                           5,233                          -
    Accrued expenses                                                          40,098                     82,699
    Accrued fees and expenses due to
      General Partner and affiliates (Note 4)                                 77,905                     39,531
                                                                -----------------------     ---------------------

Total liabilities                                                            123,236                    122,230
                                                                -----------------------     ---------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):

    General Partner                                                          (78,143)                   (74,062)

    Limited Partners (25,000 units authorized and
       18,000 units issued and outstanding)                                9,812,969                 10,216,973
                                                                -----------------------     ---------------------

Total partners' equity                                                     9,734,826                 10,142,911
                                                                -----------------------     ---------------------

                                                              $            9,858,062      $          10,265,141
                                                                =======================     =====================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                       For the Three and Nine Months Ended
                           December 31, 2001 and 2000
                                   (unaudited)

                                                       2001                                         2000
                                       --------------------------------------      ---------------------------------------
                                            Three                 Nine                  Three                  Nine
                                            Months               Months                 Months                Months
                                       -----------------     ----------------      -----------------     -----------------

Interest income                      $             676     $          1,662      $           1,786     $           8,918
Miscellaneous income                                 -                    -                      -                 5,032
                                       -----------------     ----------------      -----------------     -----------------
                                                   676                1,662                  1,786                13,950
                                       -----------------     ----------------      -----------------     -----------------

Operating expenses:
Amortization (Note 2)                            9,645               28,935                 11,009                33,032
Asset management fees (Note 3)                  12,375               37,125                 12,375                37,125
Legal and accounting fees                       26,668               56,479                  8,780                26,845
Other                                           29,901               37,506                 46,772                81,373
                                       -----------------     ----------------      -----------------     -----------------

Total operating expenses                        78,589              160,045                 78,936               178,375
                                       -----------------     ----------------      -----------------     -----------------

Loss from operations                           (77,913)            (158,383)               (77,150)             (164,425)
Equity in losses of limited
  partnerships (Note 2)                       (139,220)            (417,655)              (178,795)             (536,385)
Gain on sale of investment
  in  Limited Partnership
  interest
  (Note 2)                                                          167,953                      -                     -
                                       -----------------     ----------------      -----------------     -----------------

Net loss                             $        (217,133)            (408,085)              (255,945)             (700,810)
                                       =================     ================      =================     =================

Net loss allocated to:
  General partner                    $          (2,171)    $         (4,081)     $          (2,559)    $          (7,008)
                                       =================     ================      =================     =================

  Limited partners                   $        (214,962)    $       (404,004)     $        (253,386)    $        (693,802)
                                       =================     ================      =================     =================

Net loss per limited partner unit    $             (12)    $            (22)     $             (14)    $             (39)
                                       =================     ================      =================     =================

Outstanding weighted limited
  partner  units                                18,000               18,000                 18,000                18,000
                                       =================     ================      =================     =================


                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                            For the Nine Months Ended
                                December 31, 2001
                                   (unaudited)

                                                           General                 Limited
                                                           Partner                 Partners                  Total
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at March 31, 2001        $           (74,062)    $         10,216,973     $         10,142,911

    Net loss                                                     (4,081)               (404,004)                (408,085)
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at December 31, 2001     $           (78,143)    $          9,812,969     $         9,734,826
                                                      ===================     ===================      ===================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            For the Nine Months Ended
                           December 31, 2001 and 2000
                                   (unaudited)

                                                                         2001                   2000
                                                                    ----------------      -----------------
Cash flows from operating activities:
    Net loss                                                      $       (408,085)     $        (700,810)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Amortization                                                       28,935                 33,032
         Equity in losses of limited partnerships                          417,655                536,385
         Gain on sale of investment in Limited Partnership                (167,953)                     -
         Other assets                                                      (10,000)                     -
         Accounts payable                                                    5,233                      -
         Accrued expenses                                                  (42,601)              (113,676)
         Accrued fees and expenses due to
               General Partner and affiliates                               38,374                 14,489
                                                                    ----------------      -----------------

           Net cash used in operating activities                          (138,442)              (230,580)
                                                                    ----------------      -----------------

Cash flows from investing activities:
    Investments to limited partnerships, net                                     -                (72,939)
    Acquisition costs and fees                                                   -                 10,452
    Distributions from limited partnerships                                 27,666                 14,151
    Proceeds on sale of investment in Limited Partnership, net             167,953                      -
                                                                    ----------------      -----------------


            Net cash provided by (used in) investing activities            195,619                (48,336)

Net increase (decrease) in cash and cash equivalents                        57,177               (278,916)


Cash and cash equivalents, beginning of period                              20,126                365,942
                                                                    ----------------      -----------------


Cash and cash equivalents, end of period                          $         77,303      $          87,026
                                                                    ================      =================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Taxes paid                                                        $            800     $              800
                                                                    ================      =================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The general partner of the Partnership is WNC & Associates, Inc. ("WNC"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC as the Partnership has no employees of its own.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31 and March 31, 2001, the Partnership had cash equivalents of $0.

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

Reclassifications
-----------------

Certain prior period balances have been reclassified to conform to the presentation for the three and nine months ended December 31, 2001.

NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENTS IN ALLIANCE, EVERGREEN AND
---------------------------------------------------------------------------
         HASTINGS:  IMPAIRMENT OF INVESTMENTS
         ------------------------------------

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENTS IN ALLIANCE, EVERGREEN AND
---------------------------------------------------------------------------
         HASTINGS:  IMPAIRMENT OF INVESTMENTS, continued
         -----------------------------------------------

The independent auditors engaged to perform an audit of Alliance, Evergreen, and Hastings' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately nine months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As a result, the Partnership has not included the financial information of Alliance, Evergreen and Hastings in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Alliance, Evergreen and Hastings. The Partnership has reflected equity in the net losses of Alliance, Evergreen and Hastings totaling $167,793 ($(9.32) per limited partner unit) for the year ended March 31, 2000, based on nine months of reported results provided by Alliance, Evergreen and Hastings and on three months of results estimated by WNC. Such estimates may be materially misstated due to the lack of corroborative financial information. During the year ended March 31, 2000, the Partnership advanced $205,080 in cash to Alliance, Evergreen and Hastings for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 6.

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

During 2001, Alliance, Evergreen and Hastings continued to experience negative cash flows from operations. In December 2001, WNC reached a debt workout agreement with the Lender for Alliance and Hastings. Under that agreement Alliance and Hastings are required to make monthly mortgage payments over a 30 year term for a portion of the mortgage monies owed, with the remaining portion to be paid off only to the extent of excess cash flows. The Partnership incurred an additional $160,000 of expenses in connection with the operations of Evergreen, which is included in other operating expenses for the year ended March 31, 2001.

On July 19, 2001, the Evergreen property was sold for a gross sales price of $1.3M which after payment of its outstanding loans and closing costs yielded net proceeds to the Partnership of approximately $168,000 in the form of a return of advances. As the investment in Evergreen together with cash advances had been previously impaired, the entire proceeds were reflected as a gain on sale of investments in Limited Partnerships of $167,953, for the nine months ended December 31, 2001. Due to the sale of the property, approximately $428,000 (unaudited) of tax credits are no longer available to the Partnership's investors ($23.80 per Limited Partner Unit). In addition, there can be no assurance that tax credits and loss deductions previously taken will not be subject to recapture in the future.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 2001 and March 31, 2001, the Partnership has limited partnership interests in 17 and 18 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 1,164 and 1,196 apartment units, respectively. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amounts.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. At March 31, 2000 and through the nine months ended December 31, 2001, the net investments in the three Local Limited Partnerships discussed in Note 2 had reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                                                                      December 31, 2001           March 31, 2001
                                                                   -------------------------   ---------------------

Investments in limited partnerships - beginning of period        $             10,245,015    $         10,968,078
Capitalized acquisition fees and costs                                                  -                 (10,452)
Equity in losses of limited partnerships                                         (417,655)               (656,711)
Distributions received from limited partnerships                                  (27,666)                (11,856)
Amortization of paid capitalized acquisition fees and costs                       (28,935)                (44,044)
                                                                   -------------------------   ---------------------

Investments in limited partnerships - end of period              $              9,770,759    $         10,245,015
                                                                   =========================   =====================

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected information for the nine months ended December 31, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows (Combined condensed financial information for Alliance, Evergreen and Hastings have been excluded from the presentation below. See Note 2 for further discussion):

                                                                        2001                    2000
                                                                   ----------------       ------------------

Revenue                                                          $      4,287,000       $       4,093,000
                                                                   ----------------       ------------------
Expenses:
  Interest expense                                                      1,155,000               1,140,000
  Depreciation                                                          1,087,000               1,069,000
  Operating expenses                                                    2,527,000               2,458,000
                                                                   ----------------       ------------------
Total expenses                                                          4,769,000               4,667,000
                                                                   ----------------       ------------------
Net loss                                                         $       (482,000)      $        (574,000)
                                                                   ================       ==================

Net loss allocable to the Partnership, before equity in
  losses of Alliance, Evergreen, and Hastings                    $       (418,000)      $        (536,000)
                                                                   ================       ==================

Net loss recorded by the Partnership, before equity
  in losses of Alliance, Evergreen, and Hastings                 $       (418,000)      $        (536,000)
Net loss of Alliance allocable to the Partnership                                -                (37,000)
Net gain (loss) of Evergreen allocable to the Partnership                 168,000                 (55,000)
Net loss of Hastings allocable to the Partnership                               -                 (35,000)
Below zero adjustments of the net allocable losses
  of Alliance, Evergreen, and Hastings                                          -                 127,000
                                                                   ----------------       ------------------
Net gain (loss) recorded by the Partnership                      $      (250,000)       $        (536,000)
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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Asset management fees of $37,125 were incurred during each of the nine months ended December 31, 2001 and 2000. The Partnership paid the General Partner or its affiliates $0 and $12,375 of these fees during the nine months ended December 31, 2001 and 2000, respectively.

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

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

The accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                 December 31, 2001                March 31, 2001
                                                              -------------------------        ----------------------

Reimbursements for expenses paid by the
  General Partner or an affiliate                          $                     3,655      $                  2,406
Asset management fee payable                                                    74,250                        37,125
                                                              -------------------------        ----------------------

  Total                                                    $                    77,905      $                 39,531
                                                              =========================        ======================



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

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001 this lawsuit was settled in the aggregate amount of $35,000. The Partnerships allocated share of $17,500 had been accrued in full at March 31, and was paid in full at December 31, 2001.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

15 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $77,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $9,771,000. Liabilities at December 31, 2001 primarily consisted of $40,000 of accrued expenses and $78,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates.

Results of Operations

Three months ended December 31, 2001 Compared to Three months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(217,000), reflecting a decrease of $39,000 from the net loss experienced for the three months ended December 31, 2000 of $(256,000). The decrease in net loss is due a decrease of $40,000 in equity in losses of limited partnerships, which decreased to $(139,000) for the three month period ended December 31, 2001 from $(179,000) for the three month period ended December 31, 2000. Along with the decrease in equity in losses of limited partnerships, there was an increase in operating loss of $1,000 to approximately $(78,000), for the three months ended December 31, 2001 from approximately $(77,000) for the three months ended December 31, 2000. The decrease in operating loss is due to a reduction of income by $1,000 and an increase in legal and accounting fees of $18,000 offset by a reduction in amortization expense of $1,000 and a reduction in other expenses by $17,000 for the three months ended December 31, 2001 compared to the three months ended December 31, 2000.

Nine months ended December 31, 2001 Compared to Nine months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(408,000), reflecting a decrease of $293,000 from the net loss experienced for the nine months ended December 31, 2000 of $(701,000). The $293,000 decrease in net loss is primarily due to the gain on sale of an investment of $168,000. In addition, a decrease in equity in losses of limited partnerships by $118,000 to $(418,000) for the nine month period ended December 31, 2001 from $(536,000) for the nine month period ended December 31, 2000. Along with the decrease in equity in losses of limited partnerships, a decrease in operating loss of $6,000 to approximately $(158,000), for the nine months ended December 31, 2001 from approximately $(164,000) for the nine months ended December 31, 2000. The decrease in operating loss is due to decreases of approximately $43,000 of comparable other operating expenses, which was offset by an increase in legal and accounting expenses and a reduction of income by $12,000 for the nine months ended December 31, 2001.

Cash Flows

Nine months ended December 31, 2001 Compared to Nine months Ended December 31, 2000. Net increase during the nine months ended December 31, 2001 was $57,000 compared to a net decrease for the nine months ended December 31, 2000 of $(279,000). The $336,000 increase was due to the gain on sale of Evergreen of approximately $168,000, an increase in distributions from limited partnerships of $14,000 from $14,000 in 2000 compared to $28,000 in 2001, a reduction of investments to limited partnerships of $73,000 less related acquisition costs of $10,000 for the nine months ended December 31, 2000 to $0 for the nine months ended December 31, 2001, a decrease in net cash used by operating activities of $93,000 to $(138,000) for the nine month period ended December 31, 2001 from $(231,000) for the nine month period ended December 31, 2000.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

During the nine months ended December 31, 2001, accrued payables, which consist of related party management fees and reimbursements due to the General Partner and accrued expenses, increased by $1,000. The General Partner does not anticipate that the accrued fees and reimbursements will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC.         General Partner



By:  /s/ Wilfred N Cooper, Jr.
     -------------------------

Wilfred N Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:  February 12, 2002



By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date: February 12, 2002