Form 10-K
period 2002-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2002-07-15
CIK 943904

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X    No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <060>o<048><057><057><062>

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal and, in some cases, California income tax credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner" or "Associates" or "WNC"). The chairman and the president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own.

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

As of March 31, 2002, the Partnership had invested in seventeen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the seventeen Housing Complexes as of the dates and for the periods indicated:


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I  Alliance,     Retro Development,
Limited Partnership    Nebraska      Inc.                   $ 604,000     $ 604,000          19       79%   $ 363,000   $    592,000

Blessed Rock of El     El Monte,     Everland,
Monte                  California    Inc.                   2,511,000     2,511,000         137      100%   8,899,000      3,721,000

Broadway                             Trianon - Broadway,
Apartments,            Hobbs,        LLC, a New
Limited                New           Mexico Limited
Partnership            Mexico        Liability Company      2,029,000     2,029,000          78       92%   2,335,000      1,371,000

                                     Urban Residential
                                     Management,
Cascade Pines,         Atlanta,      Inc., a Georgia
L.P. II                Georgia       Corporation            1,347,000     1,347,000         376       82%   2,533,000      7,845,000

Curtis Associates I,   Curtis,       Joseph A. Shepard and
L.P.                   Nebraska      Kenneth M. Vitor          88,000        88,000          12       92%     156,000        424,000

Escatawpa Village      Escatawpa,    Clifford E. Olsen
Associates, Limited    Mississippi
Partnership                                                   249,000       249,000          32       97%     458,000        890,000

Hastings                             Retro Development, Inc. of
Apartments             Hastings,     Oklahoma and Most Worshipful
I, Limited             Nebraska      Prince Hall
Partnership                          Grand Lodge              542,000       542,000          18       83%   1,005,000        585,000

Heritage Apartments    Berkeley,      Joseph A. Shepard and
I, L.P.                Missouri       Kenneth M. Vitor        752,000       752,000          30       90%   1,333,000        650,000

Hillcrest Associates,  Ontario,       Riley J. Hill
A Limited Partnership  Oregon                                 354,000       354,000          28       93%     683,000      1,291,000

Patten Towers,         Chattanooga,   Patten Towers
L.P. II                Tennessee      Partners, LLC         2,154,000     2,154,000         221       88%   3,938,000      6,463,000

Prairieland
Properties of          Syracuse,      Kenneth M.
Syracuse II, L.P.      Kansas         Vitor                    85,000        85,000           8       88%     152,000        376,000


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Raymond S. King        Greensboro,    Project
Apartments Limited     North          Homestead,
Partnership            Carolina       Inc.                    437,000       437,000          23      100%     883,000        782,000

Rosedale Limited       Silver City,   Deke Noftsker and ABO
Partnership            New Mexico     Corporation             309,000       309,000          32       91%     547,000      1,314,000

Shepherd South         Shepherd,      Donald W.
Apartments I, Ltd.     Texas          Sowell                  121,000       121,000          24       96%     223,000        564,000

Solomon                               Joseph A. Shepard
Associates I,          Solomon,       and Kenneth
L.P.                   Kansas         M. Vitor                138,000       138,000          16       94%     250,000        565,000

Talladega                             Apartment Developers,
County                 Talladega,     Inc. and
Housing Ltd.           Alabama        Thomas H. Cooksey       653,000       653,000          30       93%   1,200,000        787,000

The Willows                           John C. Loving,
Apartments             Morganton,     Gordon D. Brown, Jr.
Limited                North          and Western N.C.
Partnership            Carolina       Housing Partnership     841,000       841,000          36       97%    1,545,000     1,091,000
                                                          ------------ ------------        -----    ----- ------------   -----------
                                                          $13,214,000  $ 13,214,000        1,120    91.4% $ 26,503,000   $29,311,000
                                                          ============ ============        ======   ===== ============   ===========


                                     -------------------------------------------------------------------------------
                                                          For the year ended December 31, 2001
                                     -------------------------------------------------------------------------------
                                                                                             Low Income Housing
                                                                                              Credits Allocated to
          Partnership Name              Rental Income           Net Loss                         Partnership
--------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                    $  74,000              $ (38,000)                     99%

Blessed Rock of El Monte                         742,000               (103,000)                   49.49%

Broadway Apartments, Limited
Partnership                                      307,000               (174,000)                     99%

Cascade Pines, L.P. II                         1,915,000               (369,000)                     98%

Curtis Associates I, L.P.                         65,000                (16,000)                     99%

Escatawpa Village Associates,
Limited Partnership                              126,000                (38,000)                     99%

Hastings Apartments I, Limited
Partnership                                       74,000                (39,000)                     99%

Heritage Apartments I, L.P.                      113,000                (41,000)                    98.9%

Hillcrest Associates, A Limited
Partnership                                      187,000                (11,000)                     99%

Patten Towers, L.P. II                         1,505,000               (252,000)                     99%

Prairieland Properties of Syracuse
II, L.P.                                          55,000                (11,000)                     99%

Raymond S. King Apartments Limited
Partnership                                       73,000                (38,000)                     99%

Rosedale Limited Partnership                     131,000                (30,000)                     99%

Shepherd South Apartments I, Ltd.                 89,000                 (7,000)                     99%

Solomon Associates I, L.P.                        97,000                (12,000)                     99%

Talladega County Housing Ltd.                     95,000                (19,000)                     99%

The Willows Apartments Limited
Partnership                                      120,000                (37,000)                     99%
                                            ------------           -------------
                                            $ 5,768,000            $ (1,235,000)
                                            ============           =============

                                       7

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

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000 of which the Partnership's share was approximately $17,500.

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing, but the management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

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

(b)  At March 31, 2002, there were 868 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                         March 31                                     December 31
                                 ----------------------------------------------------------   -----------------------------
                                    2002          2001           2000             1999            1998            1997
                                 -----------   ------------   ------------    -------------   --------------   ------------
ASSETS
Cash and cash equivalents      $     78,098  $      20,126  $     365,942   $      911,080  $       950,372  $   2,018,591
Investments in limited
  partnerships, net               8,970,406     10,245,015     10,968,078       12,250,789       12,559,525     13,836,734
Interest receivable                       -              -              -                -                -         19,435
                                 -----------   ------------   ------------    -------------   --------------   ------------
                               $  9,048,504  $  10,265,141  $  11,334,020   $   13,161,869  $    13,509,897  $  15,874,760
                                 ===========   ============   ============    =============   ==============   ============
LIABILITIES
Payables to limited
  partnerships                 $          -  $           -  $      72,938   $       95,030  $        95,030  $   1,290,351
Accrued expenses                      6,067         82,699        149,735                -                -              -
Accrued fees and expenses
  due to general partner and
  affiliates                         87,990         39,531         26,540           28,677           62,496          4,640

PARTNERS' EQUITY                  8,954,447     10,142,911     11,084,807       13,038,162       13,352,371     14,579,769
                                 -----------   ------------   ------------    -------------   --------------   ------------

                               $  9,048,504  $  10,265,141  $  11,334,020   $   13,161,869  $    13,509,897  $  15,874,760
                                 ===========   ============   ============    =============   ==============   ============

Selected results of operations, cash flows, and other information for the Partnership is as follows:

                                          For the Years Ended               For the Three Months        For the Years Ended
                                                March 31                       Ended March 31               December 31
                                 ---------------------------------------   ------------------------   ------------------------
                                    2002          2001          2000         1999          1998          1998         1997
                                 -----------   -----------   -----------   ----------   -----------   -----------   ----------
                                                                                        (Unaudited)

Income (loss) from
   operations (Note 1)         $   (132,420) $   (285,185) $ (1,099,531) $   (20,391) $    (10,209) $    (52,065) $    20,214
Equity in losses of limited
  partnerships                   (1,225,735)     (656,711)     (853,824)    (293,818)     (170,900)   (1,175,333)    (789,697)
Gain on sale of investment
   in limited partnership
   interest                         169,691             -             -            -             -             -            -
                                 -----------   -----------   -----------   ----------   -----------   -----------   ----------
Net loss                       $ (1,188,464) $   (941,896) $ (1,953,355) $  (314,209) $   (181,109) $ (1,227,398) $  (769,483)
                                 ===========   ===========   ===========   ==========   ===========   ===========   ==========
Net loss allocated to:
   General partner             $    (11,855) $     (9,419) $    (19,534) $    (3,142) $     (1,811) $    (12,274) $    (7,695)
                                 ===========   ===========   ===========   ==========   ===========   ===========   =========
   Limited partners            $ (1,176,579) $   (932,477) $ (1,933,821) $  (311,067) $   (179,298) $ (1,215,124) $  (761,788)
                                 ===========   ===========   ===========   ==========   ===========   ===========   ==========
Net loss per limited partner
  unit                         $     (65.37) $     (51.80) $    (107.43) $    (17.28) $      (9.96) $     (67.51) $    (42.32)
                                 ===========   ===========   ===========   ==========   ===========   ===========   ==========
Outstanding weighted
  limited partner units              18,000        18,000        18,000       18,000        18,000        18,000       18,000
                                 ===========   ===========   ===========   ==========   ===========   ===========   ==========

Note 1 - Loss from operations in 2000 includes a charge for impairment losses on investments in limited partnerships of $955,804. (See Note 2 to the audited financial statements.)



                                         For the Years Ended              For the Three Months        For the Years Ended
                                              March 31                       Ended March 31               December 31
                                --------------------------------------   ------------------------   ------------------------
                                   2002          2001         2000         1999          1998          1998         1997
                                -----------    ---------    ----------   ----------   -----------   -----------  -----------
                                                                                      (Unaudited)
Net cash provided by
  (used in):

   Operating activities       $   (122,013)  $ (295,186)  $   (59,825) $   (45,335) $     27,295  $     60,991 $    102,215

   Investing activities            179,985      (50,630)     (485,313)       6,043      (515,359)   (1,129,210)  (2,888,629)

   Financing activities                  -            -             -            -             -             -    2,237,788
                                -----------    ---------    ----------   ----------   -----------   -----------  -----------
Net change in cash and cash
  equivalents                       57,972     (345,816)     (545,138)     (39,292)     (488,064)   (1,068,219)    (548,626)

Cash and cash equivalents,
  beginning of period               20,126      365,942       911,080      950,372     2,018,591     2,018,591    2,567,217
                                -----------    ---------    ----------   ----------   -----------   -----------  -----------
Cash and cash equivalents,
  end of period               $     78,098   $   20,126   $   365,942  $   911,080  $  1,530,527  $    950,372 $  2,018,591
                                ===========    =========    ==========   ==========   ===========   ===========  ===========

Low Income Housing Credit per Unit was as follows for the years ended December 31:

                                                       2001          2000           1999           1998          1997
                                                    -----------   ------------   -----------    -----------   -----------
Federal                                           $        134  $         136  $        137   $        131  $         83
State                                                        -              -             -              -             -
                                                    -----------   ------------   -----------    -----------   -----------
Total                                             $        134  $         136  $        137   $        131  $         83
                                                    ===========   ============   ===========    ===========   ===========

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

Uncertainty and Commitments with Respect to Investments in Alliance, Evergreen and Hastings

The Partnership has three investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Alliance Apartments I, Limited Partnership ("Alliance"), Evergreen Apartments I, Limited Partnership ("Evergreen") and Hastings Apartments I, Limited Partnership ("Hastings").

During the year ended March 31, 2000, Alliance, Evergreen and Hastings were experiencing operational difficulties and negative cash flows from operations, and ceased paying their lenders. Foreclosure procedures were commenced by these three Local Limited Partnerships' lenders. Management performed an evaluation of the Partnership's remaining investment balances in Alliance, Evergreen and Hastings, including any anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $995,804 was recognized at March 31, 2000. This impairment loss included $644,589 in remaining book value of the Partnership's investments in Alliance, Evergreen and Hastings, $205,080 and $74,631 of cash advances, a $50,000 accrual for anticipated legal costs, and $21,504 of estimated accounting and other related costs.

As a result of the foregoing, the Partnership, Alliance, Hastings, and a WNC subsidiary executed a work-out agreement with their lender (the "Agreement"), which was effective December 14, 2001. The balance of the indebtedness due and owing to the lender by Alliance was satisfied by the execution of two promissory notes. The first note totals $116,000, bears interest at 7% per annum, and requires principal and interest payments totaling $800 per month through February 2011, at which date the unpaid principal balance is due. The second note totals $328,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due February 2011. The balance of the indebtedness due and owing to the lender by Hastings was also satisfied by the execution of two promissory notes. The first note totals $165,000, bears interest at 7% per annum, and requires principal and interest payments totaling $1,100 per month through September 2011, at which date the unpaid principal is due. The second note totals $261,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due September 2011. The Partnership and a WNC subsidiary have executed a guarantee for the payment of both notes of Alliance and Hastings. In addition, several other commitments were made. Alliance and Hastings executed a grant deed to the lender in the event that either entity defaults under the terms and provisions of the notes. The deeds are held in escrow, and if Alliance or Hastings defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership has given the lender as additional collateral all of its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships are prohibited from selling, assigning, transferring or further encumbering the Housing Complexes retained by each Local Limited Partnership.

As a result of the operating difficulties mentioned above, there is uncertainty as to additional costs, if any, that the Partnership may incur in connection with its investment in Alliance and Hastings and as to whether the Partnership will ultimately retain its interest in these Local Limited Partnerships. In the event the Partnership does not successfully retain its interest in Alliance and Hastings, the Partnership would be exposed to the cessation and recapture of the related tax credits. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On July 19, 2001, Evergreen's Housing Complex was sold for a gross sales price of $1,300,000, which after payment of its outstanding loans and closing costs, yielded net proceeds to the Partnership of approximately $170,000 in the form of a return of advances. As the investment in Evergreen together with cash advances had been previously impaired, the entire proceeds were reflected as a gain on sale of investments in Local Limited Partnerships of $169,691, for the period ended March 31, 2002. Due to the sale of the property, approximately $428,000 (unaudited) of tax credits are no longer available to the Partnership's investors ($23.80 per Limited Partner Unit). In addition, there can be no assurance that tax credits and loss deductions previously taken will not be subject to recapture in the future.

Uncertainty with Respect to Investments in Cascade and Patten Towers

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing; management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the recapture of tax credits and certain prior tax deductions. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Cascade, which totaled $556,051 at March 31, 2002. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,453,000 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds as of December 31, 2001. Patten Towers failed to make timely principal payments of approximately $233,000 for the year ended December 31, 2001 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is attempting to negotiate a refinance of the bonds, but as of June 6, 2002 the past due principal payments owed have not been paid and the bonds are fully payable under the event of a default. There can be no assurances that Patten Towers will be successful in its negotiations. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender which would result in the loss and potential cessation and recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which totaled $1,683,732 at March 31, 2002. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $78,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $8,970,000. Liabilities at March 31, 2001 primarily consisted of $6,000 of accrued expenses and $88,000 due to general partner or affiliates for advances.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001 The Partnerships net loss for the year ended March 31, 2001 was $(1,188,000), reflecting an increase of $(246,000) from the net loss experienced for the year ended March 31, 2000 of $(942,000). The increase in net loss is due, primarily to an increase in the equity in losses of limited partnerships which increased by $(569,000) offset by an increase in income of $171,000 and a decrease in other operating expenses of $151,000.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000 The Partnerships net loss for the year ended March 31, 2001 was $(942,000), reflecting a decrease of $(1,011,000) from the net loss experienced for the year ended March 31, 2000 of $(1,953,000). The decline in net loss is due to the impairment loss recorded during 2000 in connection with three of the limited partnership investments totaling $996,000, a reduction in the equity in losses of limited partnerships which decreased by $197,000 due largely to the impairment loss recorded in 2000, offset by a reduction in income of $8,000 and an increase in other operating expense of $174,000. Operating expenses increased due to costs incurred of $160,000 on behalf of one of the impaired properties and additional legal bills related to litigation.

Cash Flows

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001 Net increase in cash for the year ended March 31, 2001 was $58,000 compared to a net decrease in cash for the year ended March 31, 2000 of $(346,000). The change of $404,000 was due primarily to the change of $173,000 in operating activities along with change of $231,000 in cash provided by investing activities. The change in investing activities resulted primarily from the proceeds of $170,000 from the sale of the Evergreen investment along with the decrease in cash advances to limited partnerships of $73,000 offset by a decrease in capitalized acquisition cost of $10,000 and decrease of $2,000 in distributions from limited partnership. The change in operating activities was caused primarily by the decrease in other operating expenses of $145,000.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000 Net decrease in cash for the year ended March 31, 2001 was $(346,000) compared to a net decrease in cash for the year ended March 31, 2000 of $(545,000). The change of $199,000 was due primarily to a decrease in cash advances to limited partnerships of $205,000, a decrease of $244,000 in capitalized acquisition costs and fees, an increase of $12,000 in distributions from limited partnerships, offset by an increase in cash used in operations of $236,000.

During the year ended March 31, 2002 and 2001, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $48,000 and $13,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership does not expect its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through April 1, 2003.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 87% and 89% of the total assets of the Partnership at March 31, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

As further discussed in Note 7 to the accompanying financial statements, the Partnership retains an interest in two partnerships, Cascade Pines and Patten Towers. The carrying value of the Partnership's interest in the two partnerships aggregated $2,239,783 at March 31, 2002. Certain issues exist with respect to the housing complexes owned and operated by the two Partnerships that create uncertainty as to the ability of the Partnership to ultimately realize its investment in such partnerships.

The Partnership currently has insufficient working capital to fund its operations. As discussed in Note 7 to the accompanying financial statements, WNC & Associates, Inc., has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 1, 2003.



                                                     /s/BDO SEIDMAN, LLP

Orange County, California
June 6, 2002

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                                               March 31
                                                                                   ---------------------------------
                                                                                       2002              2001
                                                                                   -------------    ----------------
ASSETS

Cash and cash equivalents (Note 8)                                               $       78,098   $          20,126
Investments  in limited  partnerships,  net (Notes 2, 3, 4, 7,
and 8)                                                                                8,970,406          10,245,015
                                                                                   -------------    ----------------
                                                                                 $    9,048,504   $      10,265,141
                                                                                   =============    ================
LIABILITIES AND PARTNERS' EQUITY
   (DEFICIT)

Liabilities:
   Accrued expenses (Note 2)                                                     $        6,067   $          82,699
   Accrued fees and advances due to General
     Partner and affiliates (Note 4)                                                     87,990              39,531
                                                                                   -------------    ----------------
     Total liabilities                                                                   94,057             122,230
                                                                                   -------------    ----------------
Commitments and contingencies (Notes 2, 3 and 7)

Partners' equity (deficit):
   General partner                                                                      (85,947)            (74,062)
   Limited partners (25,000 units authorized,
     18,000 units issued and outstanding)                                             9,040,394          10,216,973
                                                                                   -------------    ----------------
     Total partners' equity                                                           8,954,447          10,142,911
                                                                                   -------------    ----------------
                                                                                 $    9,048,504   $      10,265,141
                                                                                   =============    ================

See report of independent certified public accountants and accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                                 For the Years Ended
                                                                                       March 31
                                                                    -----------------------------------------------
                                                                       2002            2001             2000
                                                                    ------------   -------------   ----------------
Interest income                                                   $       2,008  $        9,790  $          29,172
Reporting fees                                                           27,078          18,049              6,676
                                                                    ------------   -------------   ----------------
Total income                                                             29,086          27,839             35,848
                                                                    ------------   -------------   ----------------
Operating expenses:
   Amortization (Notes 3 and 4)                                          38,580          44,044             42,439
   Asset management fees (Note 4)                                        49,500          50,152             49,500
   Legal, accounting and other                                           73,426         218,828             47,636
   Impairment on investments in limited
    partnerships (Notes 2 and 3)                                              -               -            995,804
                                                                    ------------   -------------   ----------------
    Total operating expenses                                            161,506         313,024          1,135,379
                                                                    ------------   -------------   ----------------
Loss from operations                                                   (132,420)       (285,185)        (1,099,531)

Equity in losses of limited
    partnerships (Note 3)                                            (1,225,735)       (656,711)          (853,824)
Gain on sale of investment in limited
  partnership interest (Note 2)                                         169,691               -                  -
                                                                    ------------   -------------   ----------------
Net loss                                                          $  (1,188,464) $     (941,896) $      (1,953,355)
                                                                    ============   =============   ================
Net loss allocated to:
   General partner                                                $     (11,885) $       (9,419) $         (19,534)
                                                                    ============   =============   ================
   Limited partners                                               $  (1,176,579) $     (932,477) $      (1,933,821)
                                                                    ============   =============   ================
Net loss per limited partner unit                                 $      (65.37) $       (51.80) $         (107.43)
                                                                    ============   =============   ================
Outstanding weighted limited
  partner units                                                          18,000          18,000             18,000
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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2002, 2001 and 2000

                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 1999              $        (45,109) $      13,083,271    $      13,038,162

Net loss                                                           (19,534)        (1,933,821)          (1,953,355)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000                       (64,643)        11,149,450           11,084,807

Net loss                                                            (9,419)          (932,477)            (941,896)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001                       (74,062)        10,216,973           10,142,911

Net loss                                                           (11,885)        (1,176,579)          (1,188,464)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2002              $        (85,947) $       9,040,394    $       8,954,447
                                                            ===============    ===============     ===============

See report of independent certified public accountants and accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended
                                                                            March 31
                                                         ------------------------------------------------
                                                            2002             2001              2000
                                                         ------------     ------------     --------------
Cash flows from operating activities:
   Net loss                                            $  (1,188,464)   $    (941,896)   $    (1,953,355)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
    Amortization                                              38,580           44,044             42,439
    Impairment loss on investments in limited
     partnerships                                                  -                -            995,804
    Equity in losses of limited
      partnerships                                         1,225,735          656,711            853,824
    Gain on sale of investment in Limited
     Partnership                                            (169,691)               -                  -
    Change in accrued fees and
      expenses due to General Partner
      and affiliates                                          48,459           12,991             (2,137)
    Change in accrued expenses                               (76,632)         (67,036)             3,600
                                                         ------------     ------------     --------------
Net cash used in operating activities                       (122,013)        (295,186)           (59,825)
                                                         ------------     ------------     --------------
Cash flows from investing activities:
   Investments in limited partnerships, net                        -          (72,938)           (47,092)
   Capitalized acquisition costs and fees                          -           10,452           (233,141)
   Distributions from limited
     partnerships                                             10,294           11,856                  -
   Proceeds on sale of investment is Limited
    Partnership, net                                         169,691                -                  -
   Cash advances to limited partnerships                           -                -           (205,080)
                                                         ------------     ------------     --------------
Net cash provided by (used in)
  investing activities                                       179,985          (50,630)          (485,313)
                                                         ------------     ------------     --------------
Net increase (decrease) in cash and cash
   equivalents                                                57,972         (345,816)          (545,138)

Cash and cash equivalents, beginning of period                20,126          365,942            911,080
                                                         ------------     ------------     --------------
Cash and cash equivalents, end of period               $      78,098    $      20,126    $       365,942
                                                         ============     ============     ==============
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
   Taxes paid                                          $         800    $         800    $           800
                                                         ============     ============     ==============

See report of independent certified public accountants and accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000




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

The general partner is WNC & Associates, Inc. ("WNC"). The chairman and president own substantially all of the outstanding stock of WNC.

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

                For The Years Ended March 31, 2002, 2001 and 2000



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

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 3 and 4).

Equity in losses of limited partnerships for the years ended March 31, 2002, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Equity in losses of the limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000



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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2001, the Partnership had no cash equivalents.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2002, 2001 and 2000, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 2 - UNCERTAINTY AND COMMITMENTS WITH RESPECT TO INVESTMENTS IN ALLIANCE,
-----------------------------------------------------------------------------
         EVERGREEN AND HASTINGS
         ----------------------

The Partnership has three investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Alliance Apartments I, Limited Partnership ("Alliance"), Evergreen Apartments I, Limited Partnership ("Evergreen") and Hastings Apartments I, Limited Partnership ("Hastings").

During the year ended March 31, 2000, Alliance, Evergreen and Hastings were experiencing operational difficulties and negative cash flows from operations, and ceased paying their lenders. Foreclosure procedures were commenced by these two Local Limited Partnerships' lenders. Management performed an evaluation of the Partnership's remaining investment balances in Alliance, Evergreen and Hastings, including the cash advances noted above and other anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $995,804 was recognized at March 31, 2000. This impairment loss included $644,589 in remaining book value of the Partnership's investments in Alliance, Evergreen and Hastings, $205,080 and $74,631 of cash advances, a $50,000 accrual for anticipated legal costs, and $21,504 of estimated accounting and other related costs.

As a result of the foregoing, the Partnership, Alliance, Hastings, and a WNC subsidiary executed a work-out agreement with their lender (the "Agreement"), which was effective December 14, 2001. The balance of the indebtedness due and owing to the lender by Alliance was satisfied by the execution of two promissory notes. The first note totals $116,000, bears interest at 7% per annum, and requires principal and interest payments totaling $800 per month through February 2011, at which date the unpaid principal balance is due. The second note totals $328,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due February 2011. The balance of the indebtedness due and owing to the lender by Hastings was also satisfied by the execution of two promissory notes. The first note totals $165,000, bears interest at 7% per annum, and requires principal and interest payments totaling $1,100 per month through September 2011, at which date the unpaid principal is due. The second note totals $261,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due September 2011. The Partnership and a WNC subsidiary have executed a guarantee for the payment of both notes of Alliance and Hastings. In addition, several other commitments were made. Alliance and Hastings executed a grant deed to the lender in the event that either entity defaults under the terms and provisions of the notes. The deeds are held in escrow, and if Alliance or Hastings defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership has assigned the lender as additional collateral its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships are prohibited from selling, assigning, transferring or further encumbering the Housing Complexes retained by each Local Limited Partnership.

As a result of the operating difficulties mentioned above, there is uncertainty as to additional costs, if any, that the Partnership may incur in connection with its investment in Alliance and Hastings and as to whether the Partnership will ultimately retain its interest in these Local Limited Partnerships. In the event the Partnership does not successfully retain its interest in Alliance and Hastings, the Partnership would be exposed to the cessation and recapture of the related tax credits. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On July 19, 2001, Evergreen's Housing Complex was sold for a gross sales price of $1,300,000, which after payment of its outstanding loans and closing costs, yielded net proceeds to the Partnership of approximately $170,000 in the form of a return of advances. As the investment in Evergreen together with cash advances had been previously impaired, the entire proceeds were reflected as a gain on sale of investments in Limited Partnerships of $169,691, for the period ended
March 31, 2002. Due to the sale of the property, approximately $428,000 (unaudited) of tax credits are no longer available to the Partnership's investors ($23.80 per Limited Partner Unit). In addition, there can be no assurance that tax credits and loss deductions previously taken will not be subject to recapture in the future.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2002, the Partnership has acquired limited partnership interests in 17 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,120 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amounts.

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheet at March 31, 2002 and 2001, are approximately $208,000 and $358,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is partially due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account, unrecorded losses and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31, and the impairment of two Local Limited Partnerships (see Note 2).

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

At March 31, 2002, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2002, 2001 and 2000 amounting to approximately $4,827, $0 and $0, respectively, have not been recognized.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                      For the Years Ended
                                                                                           March 31
                                                                       --------------------------------------------------
                                                                           2002             2001               2000
                                                                       -------------   ----------------   ---------------

Investments per balance sheet, beginning of period                   $   10,245,015  $      10,968,078        12,250,789
Capital contributions paid, net                                                   -                  -            25,000
Impairment loss on investments in limited
   partnerships (Note 2)                                                          -                  -          (995,804)
Cash advanced (Note 2)                                                            -                  -           205,080
Accrued expenses (Note 2)                                                         -                  -           146,135
Capitalized acquisition fees and costs                                            -            (10,452)          233,141
Distributions received                                                      (10,294)           (11,856)                -
Equity in losses of limited partnerships                                 (1,225,735)          (656,711)         (853,824)
Amortization of capitalized acquisition fees
   and costs                                                                (38,580)           (44,044)          (42,439)
                                                                       -------------   ----------------   ---------------
Investments per balance sheet, end of period                         $    8,970,406  $      10,245,015        10,968,078
                                                                       =============   ================   ===============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (Combined condensed financial information for Alliance and Hastings were previously excluded from the 2000 and 1999 presentation but have now been included in all periods presented below. Evergreen has been excluded from all years presented below. See Note 2 for further discussion):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2001               2000
                                                                                ---------------    ---------------
                                                                                                     (restated)
ASSETS

Land                                                                          $      2,903,000   $      2,903,000
Buildings and improvements, net of accumulated
  depreciation for 2001 and 2000 of $8,030,000 and
  $6,528,000, respectively                                                          37,752,000         39,139,000
Other assets  (including due from affiliates of $13,000
  and $9,000, respectively)                                                          4,055,000          4,275,000
                                                                                ---------------    ---------------

                                                                              $     44,710,000   $     46,317,000
                                                                                ===============    ===============
LIABILITIES

Mortgage and construction loans payable                                       $     29,311,000   $     29,417,000
Other liabilities (including due to related parties of
  $2,482,000 and $2,643,000 as of December 31, 2001
  and 2000, respectively)                                                            3,901,000          4,194,000
                                                                                ---------------    ---------------

                                                                                    33,212,000         33,611,000
                                                                                ---------------    ---------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund V, L.P., Series 3                                        8,762,000          9,887,000
Other partners                                                                       2,736,000          2,819,000
                                                                                ---------------    ---------------
                                                                                    11,498,000         12,706,000
                                                                                ---------------    ---------------
                                                                              $     44,710,000   $     46,317,000
                                                                                ===============    ===============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2001                2000               1999
                                                            ---------------     ---------------    ---------------
                                                                                  (restated)         (restated)

Revenues                                                  $      6,005,000    $      5,858,000   $      5,626,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             4,117,000           3,494,000          3,379,000
  Interest expense                                               1,554,000           1,565,000          1,608,000
  Depreciation and amortization                                  1,569,000           1,529,000          1,505,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                7,240,000           6,588,000          6,492,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $     (1,235,000)   $       (730,000)  $       (866,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $     (1,168,000)   $       (644,000)  $       (815,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $     (1,226,000)   $       (657,000)  $       (854,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur (furthermore, see Notes 7 and 8).

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2002 and 2001, the Partnership incurred total acquisition fees of $1,200,785, which have been included in investments in limited partnerships. Accumulated amortization of these capitalized costs was $339,575 and $299,672 as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $126,614 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. During the year ended March 31, 2002, an additional $4,827 was recognized under the same methodology.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of March 31, 2002 and 2001, the Partnership incurred acquisition costs of $120,510, which have been included in investments in limited partnerships. Accumulated amortization was $32,871 and $29,367 as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $12,806 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Management fees of $49,500, $50,152 and $49,500 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively, of which $0, $12,375 and $63,242 were paid, respectively.

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

                For The Years Ended March 31, 2002, 2001 and 2000

NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                                               March 31
                                                                                     -----------------------------

                                                                                        2002            2001
                                                                                     ------------   --------------
Reimbursements for expenses paid by the General
     Partner or an affiliate                                                       $       1,365  $         2,406

Asset management fees payable                                                             86,625           37,125
                                                                                     ------------   --------------

Total                                                                              $      87,990  $        39,531
                                                                                     ============   ==============

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2002 and 2001:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2002
               ----
Income                                $              -    $         1,000   $         1,000    $        27,000

Operating expenses                             (41,000)           (40,000)          (79,000)            (2,000)

Equity in losses of limited
     partnerships                             (139,000)          (139,000)         (139,000)          (808,000)

Gain on sale of investment of
     Limited partnership interest                    -            168,000                 -              2,000

Net loss                                      (180,000)           (10,000)         (217,000)          (781,000)

Loss available to limited partners            (179,000)           (10,000)         (215,000)          (772,000)

Loss per limited partner unit                      (10)                (1)              (12)               (42)

               2001
               ----

Income                                $         10,000    $         3,000   $         2,000    $        13,000

Operating expenses                             (29,000)           (71,000)          (79,000)          (134,000)

Equity in losses of limited
     partnerships                             (179,000)          (179,000)         (179,000)          (120,000)

Net loss                                      (198,000)          (247,000)         (256,000)          (241,000)

Loss available to limited partners            (196,000)          (244,000)         (253,000)          (239,000)

Loss per limited partner unit                      (11)               (14)              (14)               (13)

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000



NOTE 6 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000. The Partnerships allocated share of $17,500 had been accrued in full at March 31, 2001 and paid in full at March 31, 2002.

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing; management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the cessation and recapture of tax credits and certain prior tax deductions. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Cascade, which totaled $556,051 at March 31, 2002. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000




NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,453,000 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds as of December 31, 2001. Patten Towers failed to make timely principal payments of approximately $233,000 for the year ended December 31, 2001 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is attempting to negotiate a refinance of the bonds, but as of June 6, 2002 the past due principal payments owed have not been paid and the bonds are fully payable under the event of a default. There can be no assurances that Patten Towers will be successful in its negotiations. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits (furthermore, see
Note 8). As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which totaled $1,683,732 at March 31, 2002. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 1, 2003.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

Through June 6, 2002, $50,000 has been advanced to Patten Towers by the Partnership to fund operating expenses.

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholder of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chief Executive Officer, Chairman of the Board and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Fees of $49,500, $50,152 and $49,500 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively. The Partnership paid the General Partner or its affiliates $0, $12,375 and $63,242 of these fees during the years ended March 31, 2002, 2001 and 2000.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000, $25,000, and $25,000 for the General Partner for the years ended December 31, 2001, 2000 and 1999, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2002, 2001 and 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

                Title of Class         Name and Address of Beneficial Owner      Amount of     Percent of Class
                                                                                   Units
                                                                                Controlled
          ------------------------------------------------------------------------------------------------------

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

(b)      Security Ownership of Management
         --------------------------------

          Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)      Changes in Control
         ------------------

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements
--------------------

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent Certified Public Accountants
         Balance Sheets, March 31, 2002 and 2001
         Statements of Operations for the years ended March 31, 2002, 2001 and
           2000
         Statements of Partners' Equity (Deficit) for the years ended March 31,
           2002, 2001 and 2000
         Statements of Cash Flows for the years ended March 31, 2002, 2001 and
           2000
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:
         --------------------------------------------------------

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

10.8 Amended and Restated Agreement of Limited Partnership of The Willows Limited Partnership filed as exhibit 10.11 to Post-Effective Amendment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 10.8

10.9 Amended and Restated Agreement of Limited Partnership of Cascade Pines L.P. II filed as exhibit 10.1 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.9

10.10 Amended and Restated Agreement of Limited Partnership of Rosedale Limited Partnership filed as exhibit 10.2 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 10.10

10.11 Amended and Restated Agreement of Limited Partnership of Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K dated September 17, 1996 is hereby incorporated herein by reference as exhibit 10.11

10.12 Amended and Restated Agreement of Limited Partnership of Broadway Apartments, Limited Partnership filed as exhibit 10.1 to Form 8-K dated April 10, 1997 is hereby incorporated herein by reference as exhibit 10.12

21.1 Financial statements of Blessed Rock of El Monte, for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

21.2 Financial statements of Cascade Pines L.P. II, for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

21.3 Financial statements of Patten Towers L.P. II, for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

(d)      Financial statement schedules follow, as set forth in subsection (a)(2)
         ------------------------------------
         hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


The audits referred to in our report dated June 6, 2002, relating to the 2002, 2001 and 2000 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                                /s/BDO SEIDMAN, LLP


Orange County, California
June 6, 2002

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's                 Encumbrances
                                           Total Investment   Amount of      of Local
                                           in Local Limited   Investment     Limited       Property and     Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I           Alliance,
Limited Partnership             Nebraska      $ 604,000       $ 604,000    $ 592,000      $ 1,549,000       $ 258,000   $  1,291,000

Blessed Rock                    El Monte,
of El Monte                     California    2,511,000       2,511,000    3,721,000        9,300,000         901,000      8,399,000

Broadway Apartments,            Hobbs, New
Limited Partnership             Mexico        2,029,000       2,029,000    1,371,000        3,428,000         586,000      2,842,000

Cascade Pines,                  Atlanta,
L.P. II                         Georgia       1,347,000       1,347,000    7,845,000        8,733,000       1,408,000      7,325,000

Curtis Associates I,            Curtis,
L.P.                            Nebraska         88,000          88,000      424,000          519,000          97,000        422,000

Escatawpa Village
Associates, Limited             Escatawpa,
Partnership                     Mississippi     249,000         249,000      890,000        1,417,000         250,000      1,167,000

Hastings Apartments I,          Hastings,
Limited Partnership             Nebraska        542,000         542,00       585,000        1,335,000         227,000      1,108,000

Heritage Apartments I,          Berkeley,
L.P.                            Missouri        752,000         752,000      650,000        1,679,000         260,000      1,419,000

Hillcrest Associates, a         Ontario,
Limited Partnership             Oregon          354,000         354,000    1,291,000        1,700,000         316,000      1,384,000

Patten Towers,                  Chattanooga,
L.P. II                         Tennessee     2,154,000       2,154,000    6,463,000       10,894,000       2,303,000      8,591,000

Prairieland Properties of       Syracuse,
Syracuse II, L.P.               Kansas           85,000          85,000      376,000          511,000          94,000        417,000

Raymond S. King                 Greensboro,
Apartments                      North
Limited Partnership             Carolina        437,000         437,000      782,000        1,096,000         181,000        915,000

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's                 Encumbrances
                                           Total Investment   Amount of      of Local
                                           in Local Limited   Investment     Limited       Property and     Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Rosedale Limited                Silver City,
Partnership                     New Mexico      309,000         309,000    1,314,000        1,681,000         363,000      1,318,000

Shepherd South Apartments I,    Shepherd,
Ltd.                            Texas           121,000         121,000      564,000          744,000         134,000        610,000

Solomon Associates I,           Solomon,
L.P.                            Kansas          138,000         138,000      565,000          717,000         154,000        563,000

Talladega County                Talladega,
Housing Ltd.                    Alabama         653,000         653,000      787,000        1,477,000         242,000      1,235,000

The Willows                     Morganton,
Apartments Limited              North
Partnership                     Carolina        841,000         841,000    1,091,000        1,905,000         256,000      1,649,000
                                           -------------   ------------- ------------     ------------    ------------  ------------
                                           $ 13,214,000    $ 13,214,000  $29,311,000      $48,686,000     $ 8,030,00    $ 40,655,000
                                           =============   ============= ============     ============    ============  ============

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                         ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 2001
                                         ---------------------------------------------------------------------------------
                                                                                                  Year       Estimated
                                                                                               Investment   Useful Life
            Partnership Name                Rental Income       Net Loss          Status        Acquired      (Years)
--------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                         $ 74,000      $ (38,000)        Completed         1997             40

Blessed Rock of El Monte                             742,000       (103,000)        Completed         1997             40

Broadway Apartments,
Limited Partnership                                  307,000       (174,000)        Completed         1997             40

Cascade Pines, L.P. II                             1,915,000       (369,000)        Completed         1997             40

Curtis Associates I, L.P.                             65,000        (16,000)        Completed         1997           27.5

Escatawpa Village Associates,
 Limited Partnership                                 126,000        (38,000)        Completed         1997           27.5

Hastings Apartments I, Limited
Partnership                                           74,000        (39,000)        Completed         1996             40

Heritage Apartments I, L.P.                          113,000        (41,000)        Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          187,000        (11,000)        Completed         1997             40

Patten Towers, L.P. II                             1,505,000       (252,000)        Completed         1996           27.5

Prairieland Properties of
Syracuse II, L.P.                                     55,000        (11,000)        Completed         1997           27.5

Raymond S. King Apartments Limited
Partnership                                           73,000        (38,000)        Completed         1997             30

Rosedale Limited Partnership                         131,000        (30,000)        Completed         1997             30

Shepherd South Apartments I, Ltd.                     89,000         (7,000)        Completed         1996             40

Solomon Associates I, L.P.                            97,000        (12,000)        Completed         1997           27.5

Talladega County Housing Ltd.                         95,000        (19,000)        Completed         1996             40

The Willows Apartments Limited
Partnership                                          120,000        (37,000)        Completed         1997             40
                                                 -----------   -------------
                                                 $ 5,768,000   $ (1,235,000)
                                                 ===========   =============

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's                 Encumbrances
                                           Total Investment   Amount of      of Local
                                           in Local Limited   Investment     Limited       Property and     Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I           Alliance,
Limited Partnership             Nebraska      $ 604,000       $ 604,000    $ 598,000      $ 1,549,000       $ 219,000   $  1,330,000

Blessed Rock                    El Monte,
of El Monte                     California    2,511,000       2,511,000    3,754,000        9,300,000         695,000      8,605,000

Broadway Apartments,            Hobbs, New
Limited Partnership             Mexico        2,029,000       2,029,000    1,375,000        3,428,000         442,000      2,986,000

Cascade Pines,                  Atlanta,
L.P. II                         Georgia       1,347,000       1,347,000    7,763,000        8,652,000       1,169,000      7,483,000

Curtis Associates I,            Curtis,
L.P.                            Nebraska         88,000          88,000      424,000          497,000          79,000        418,000

Escatawpa Village
Associates, Limited             Escatawpa,
Partnership                     Mississippi     249,000         249,000      893,000        1,417,000         200,000      1,217,000

Evergreen Apartments I          Tulsa,
Limited Partnership             Oklahoma        549,000         549,000            *                *               *              *

Hastings Apartments I,          Hastings,
Limited Partnership             Nebraska        542,000         542,00       586,000        1,334,000         186,000      1,148,000

Heritage Apartments I,          Berkeley,
L.P.                            Missouri        752,000         752,000      664,000        1,679,000         200,000      1,479,000

Hillcrest Associates, a         Ontario,
Limited Partnership             Oregon          354,000         354,000    1,295,000        1,700,000         277,000      1,423,000

* Results of Evergreen Apartments I, L.P. has not been audited and thus has been excluded. See Note 2 to the financial statements and report of certified public accountants.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's                 Encumbrances
                                           Total Investment   Amount of      of Local
                                           in Local Limited   Investment     Limited       Property and     Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Patten Towers,                  Chattanooga,
L.P. II                         Tennessee     2,154,000       2,154,000    6,595,000       10,893,000       1,886,000      9,007,000

Prairieland Properties of       Syracuse,
Syracuse II, L.P.               Kansas           85,000          85,000      325,000          511,000          75,000        436,000

Raymond S. King                 Greensboro,
Apartments                      North
Limited Partnership             Carolina        437,000         437,000      782,000        1,096,000         150,000        946,000

Rosedale Limited                Silver City,
Partnership                     New Mexico      309,000         309,000    1,317,000        1,681,000         307,000      1,374,000

Shepherd South Apartments I,    Shepherd,
Ltd.                            Texas           121,000         121,000      570,000          738,000         111,000        627,000

Solomon Associates I,           Solomon,
L.P.                            Kansas          138,000         138,000      579,000          719,000         128,000        591,000

Talladega County                Talladega,
Housing Ltd.                    Alabama         653,000         653,000      796,000        1,472,000         199,000      1,273,000

The Willows                     Morganton,
Apartments Limited              North
Partnership                     Carolina        841,000         841,000    1,101,000        1,904,000         205,000      1,699,000
                                           -------------   ------------- ------------     ------------    ------------  ------------
                                           $ 13,763,000    $ 13,763,000 $ 29,417,000      $48,570,000     $  6,528,00   $ 42,042,000
                                           =============   ============= ============     ============    ============  ============

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                         ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 2000
                                         ---------------------------------------------------------------------------------
                                                                                                  Year       Estimated
                                                                                               Investment   Useful Life
            Partnership Name                Rental Income       Net Loss          Status        Acquired      (Years)
--------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                        $  64,000      $ (45,000)        Completed         1997             40

Blessed Rock of El Monte                             693,000       (160,000)        Completed         1997             40

Broadway Apartments,
Limited Partnership                                  256,000       (190,000)        Completed         1997             40

Cascade Pines, L.P. II                             1,920,000         (1,000)        Completed         1997             40

Curtis Associates I, L.P.                             43,000        (12,000)        Completed         1997           27.5

Escatawpa Village Associates,
Limited Partnership                                  119,000        (33,000)        Completed         1997           27.5

Evergreen Apartments I Limited
Partnership                                                *              *         Completed         1996             40

Hastings Apartments I, Limited
Partnership                                           77,000        (43,000)        Completed         1996             40

Heritage Apartments I, L.P.                          112,000        (39,000)        Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          190,000         (8,000)        Completed         1997           27.5

Patten Towers, L.P. II                             1,486,000        (28,000)        Completed         1996           27.5

Prairieland Properties of Syracuse II,
L.P.                                                  35,000        (16,000)        Completed         1997           27.5

Raymond S. King Apartments Limited
Partnership                                           68,000        (24,000)        Completed         1997             30

Rosedale Limited Partnership                         138,000        (35,000)        Completed         1997             30

Shepherd South Apartments I, Ltd.                     90,000         (4,000)        Completed         1996             40

Solomon Associates I, L.P.                            58,000        (25,000)        Completed         1997           27.5

Talladega County Housing Ltd.                         87,000        (38,000)        Completed         1996             40

The Willows Apartments Limited
Partnership                                          121,000        (29,000)        Completed         1997             40
                                                 -----------     -----------
                                                 $ 5,557,000     $ (730,000)
                                                 ===========     ===========

     * Results of Evergreen Apartments I, L.P. has not been audited and thus has been excluded. See Note 2 to the financial statements and report of certified public accountants.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's                 Encumbrances
                                           Total Investment   Amount of      of Local
                                           in Local Limited   Investment     Limited       Property and     Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I           Alliance,
Limited Partnership             Nebraska      $ 604,000       $ 604,000    $ 601,000      $ 1,549,000       $ 180,000   $  1,369,000

Blessed Rock                    El Monte,
of El Monte                     California    2,511,000       2,511,000    2,678,000        9,291,000         489,000      8,802,000

Broadway Apartments,            Hobbs, New
Limited Partnership             Mexico        2,029,000       1,957,000    1,391,000        3,425,000         298,000      3,127,000

Cascade Pines,                  Atlanta,
L.P. II                         Georgia       1,347,000       1,347,000    7,898,000        8,488,000         937,000      7,551,000

Curtis Associates I,            Curtis,
L.P.                            Nebraska         88,000          88,000      426,000          497,000          61,000        436,000

Escatawpa Village
Associates, Limited             Escatawpa,
Partnership                     Mississippi     249,000         249,000      895,000        1,418,000         150,000      1,268,000

Evergreen Apartments I          Tulsa,
Limited Partnership             Oklahoma        549,000         549,000            *                *               *              *

Hastings Apartments I,          Hastings,
Limited Partnership             Nebraska        542,000         542,00       588,000        1,335,000         147,000      1,188,000

Heritage Apartments I,          Berkeley,
L.P.                            Missouri        752,000         752,000      680,000        1,679,000         140,000      1,539,000

Hillcrest Associates, a         Ontario,
Limited Partnership             Oregon          354,000         354,000    1,298,000        1,700,000         239,000      1,461,000

* Results of Evergreen Apartments I, L.P. has not been audited and thus has been excluded. See Note 2 to the financial statements and report of certified public accountants.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's                 Encumbrances
                                           Total Investment   Amount of      of Local
                                           in Local Limited   Investment     Limited       Property and     Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Patten Towers,                  Chattanooga,
L.P. II                         Tennessee     2,154,000       2,154,000    6,945,000       10,823,000       1,475,000      9,348,000

Prairieland Properties of       Syracuse,
Syracuse II, L.P.               Kansas           85,000          85,000      294,000          511,000          56,000        455,000

Raymond S. King                 Greensboro,
Apartments                      North
Limited Partnership             Carolina        437,000         437,000      782,000        1,096,000         118,000        978,000

Rosedale Limited                Silver City,
Partnership                     New Mexico      309,000         309,000    1,321,000        1,679,000         250,000      1,429,000

Shepherd South Apartments I,    Shepherd,
Ltd.                            Texas           121,000         121,000      561,000          732,000          88,000        644,000

Solomon Associates I,           Solomon,
L.P.                            Kansas          138,000         138,000      567,000          717,000          98,000        619,000

Talladega County                Talladega,
Housing Ltd.                    Alabama         653,000         653,000      804,000        1,469,000         156,000      1,313,000

The Willows                     Morganton,
Apartments Limited              North
Partnership                     Carolina        841,000         841,000    1,112,000        1,905,000         154,000      1,751,000
                                           -------------   ------------- ------------     ------------    ------------  ------------
                                           $ 13,763,000    $ 13,691,000 $ 28,841,000      $48,314,000     $  5,036,00   $ 43,278,000
                                           =============   ============= ============     ============    ============  ============

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                         ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 1999
                                         ---------------------------------------------------------------------------------
                                                                                                  Year       Estimated
                                                                                               Investment   Useful Life
            Partnership Name                Rental Income    Net (Loss) Income      Status       Acquired      (Years)
--------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                        $  77,000      $ (52,000)        Completed         1997             40

Blessed Rock of El Monte                             660,000        (80,000)        Completed         1997             40

Broadway Apartments,
Limited Partnership                                  221,000       (178,000)        Completed         1997             40

Cascade Pines, L.P. II                             1,785,000       (280,000)        Completed         1997             40

Curtis Associates I, L.P.                             35,000        (15,000)        Completed         1997           27.5

Escatawpa Village Associates,
Limited  Partnership                                 120,000        (25,000)        Completed         1997           27.5

Evergreen Apartments I Limited
Partnership                                                *              *         Completed         1996             40

Hastings Apartments I, Limited
Partnership                                           71,000        (49,000)        Completed         1996             40

Heritage Apartments I, L.P.                           99,000        (56,000)        Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          191,000         (5,000)        Completed         1997           27.5

Patten Towers, L.P. II                             1,489,000         37,000         Completed         1996           27.5

Prairieland Properties of
Syracuse II, L.P.                                     53,000         (6,000)        Completed         1997           27.5

Raymond S. King Apartments Limited
Partnership                                           58,000        (37,000)        Completed         1997             30

Rosedale Limited Partnership                         138,000        (39,000)        Completed         1997             30

Shepherd South Apartments I, Ltd.                     79,000          4,000         Completed         1996             40

Solomon Associates I, L.P.                            90,000        (22,000)        Completed         1997           27.5

Talladega County Housing Ltd.                         86,000        (43,000)        Completed         1996             40

The Willows Apartments Limited
Partnership                                          120,000        (20,000)        Completed         1997             40
                                                 -----------     -----------
                                                 $ 5,372,000     $ (817,000)
                                                 ===========     ===========

* Results of Evergreen Apartments I, L.P. has not been audited and thus has been excluded. See Note 2 to the financial statements and report of certified public accountants.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:    WNC & Associates, Inc.       General Partner

By: /s/ Wilfred N. Cooper, Sr.
        ----------------------
Wilfred N. Cooper, Sr.,
President - Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date:  JULY 10, 2002


By: /s/ Thomas J. Riha
        --------------
Thomas J. Riha,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  JULY 10, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Wilfred N. Cooper, Jr.
       ----------------------
Wilfred N. Cooper, Jr., Director of WNC & Associates, Inc.

Date:  JULY 10, 2002


By: /s/ David N. Shafer
    -------------------
David N Shafer, Director of WNC & Associates, Inc.

Date:  JULY 10, 2002