Form 10-Q
period 2002-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2002-10-08
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002




PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets
                  June 30, 2002 and March 31, 2002                             3

                 Statements of Operations
                  For the Three Months Ended June 30, 2002 and 2001            4

                 Statement of Partners' Equity (Deficit)
                  For the Three Months Ended June 30, 2002                     5

                 Statements of Cash Flows
                  For the Three Months Ended June 30, 2002 and 2001            6

                 Notes to Financial Statements                                 7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         15

        Item 3.  Quantitative and Qualitative Disclosures about Market Risks  18


PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                            18

        Item 6.  Exhibits and Reports on Form 8-K                             18

        Signatures                                                            19

        Certification Pursuant To 18 U.S.C. Section 1350                      20

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS






                                                                    June 30, 2002              March 31, 2002
                                                                -----------------------     ---------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $               26,044      $              78,098
Investments in limited partnerships, net (Notes 3)                         8,688,031                  8,970,406
Advances to limited partnership (Note 6)                                      50,000                          -
                                                                -----------------------     ---------------------

                                                              $            8,764,075      $           9,048,504
                                                                =======================     =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Accrued expenses                                                           8,133                      6,067
    Accrued fees and expenses due to
      General Partner and affiliates (Note 4)                                106,529                     87,990
                                                                -----------------------     ---------------------

Total liabilities                                                            114,662                     94,057
                                                                -----------------------     ---------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):

    General Partner                                                          (88,997)                   (85,947)

    Limited Partners (25,000 units authorized and
       18,000 units issued and outstanding)                                8,738,410                  9,040,394
                                                                -----------------------     ---------------------

Total partners' equity                                                     8,649,413                  8,954,447
                                                                -----------------------     ---------------------

                                                              $            8,764,075      $           9,048,504
                                                                =======================     =====================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001

                                   (unaudited)

                                                              2002                             2001
                                                    --------------------------      ----------------------------

   Interest income                                $                      249      $                        133
                                                    --------------------------      ----------------------------

   Operating expenses:
   Amortization (Note 3)                                               9,645                             9,645
   Asset management fees (Note 4)                                     12,375                             8,896
   Legal and accounting fees                                           8,479                            14,416
   Other                                                               5,760                             8,290
                                                    --------------------------      ----------------------------

   Total operating expenses                                           36,259                            41,247
                                                    --------------------------      ----------------------------

   Loss from operations                                              (36,010)                          (41,114)
   Equity in losses of limited
     partnerships (Note 3)                                          (269,024)                         (139,220)
                                                    --------------------------      ----------------------------

   Net loss                                                         (305,034)                         (180,334)
                                                    ==========================      ============================

   Net loss allocated to:
     General partner                              $                   (3,050)     $                     (1,803)
                                                    ==========================      ============================

     Limited partners                             $                 (301,984)     $                   (178,531)
                                                    ==========================      ============================

   Net loss per limited partner unit              $                      (17)     $                        (10)
                                                    ==========================      ============================

   Outstanding weighted limited
     partner  units                                                   18,000                            18,000
                                                    ==========================      ============================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                    For the Three Months Ended June 30, 2002

                                   (unaudited)

                                                           General                 Limited
                                                           Partner                 Partners                  Total
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at March 31, 2002        $           (85,947)    $          9,040,394     $          8,954,447

    Net loss                                                     (3,050)                (301,984)                (305,034)
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at June 30, 2002         $           (88,997)    $          8,738,410     $          8,649,413
                                                      ===================     ===================      ===================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)



                                                                         2002                   2001
                                                                    ----------------      -----------------
Cash flows from operating activities:
    Net loss                                                      $       (305,034)     $        (180,334)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Amortization                                                        9,645                  9,645
         Equity in losses of limited partnerships                          269,024                139,220
         Change in accrued expenses                                          2,066                (25,122)
         Advances to limited partnership                                   (50,000)                     -
         Accrued fees and expenses due to
               General Partner and affiliates                               18,539                 31,892
                                                                    ----------------      -----------------

           Net cash used in operating activities                           (55,760)               (24,699)
                                                                    ----------------      -----------------

Cash flows from investing activities:
    Distributions from limited partnerships                                  3,706                 10,049
                                                                    ----------------      -----------------

           Net cash provided by investing activities                         3,706                 10,049
                                                                    ----------------      -----------------

Net decrease in cash and cash equivalents                                  (52,054)               (14,650)


Cash and cash equivalents, beginning of period                              78,098                 20,126
                                                                    ----------------      -----------------


Cash and cash equivalents, end of period                          $         26,044      $           5,476
                                                                    ================      =================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Taxes paid                                                        $            800      $             800
                                                                    ================      =================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002

                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

WNC & Associates, Inc. ("Associates") is the general partner of the Partnership (the "General Partner"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002

                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of June 30 and March 31, 2002, the Partnership had no cash equivalents.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all the periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on the Partnership's financial position or results of operations.

                    NC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002

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

                    NC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of June 30, 2002, the Partnership has limited partnership interests in 17 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,120 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amounts.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                        June 30, 2002             March 31, 2002
                                                                   -------------------------   ---------------------

Investments in limited partnerships - beginning of period        $              8,970,406    $         10,245,015
Equity in losses of limited partnerships                                         (269,024)             (1,225,735)
Distributions received from limited partnerships                                   (3,706)                (10,294)
Amortization of paid capitalized acquisition fees and costs                        (9,645)                (38,580)
                                                                   -------------------------   ---------------------

Investments in limited partnerships - end of period              $              8,688,031    $          8,970,406
                                                                   =========================   =====================

                    NC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected information for the three months ended June 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows (Combined condensed financial information for Alliance and Hastings were previously excluded from the 2001 presentation but have now been included in the periods presented below. See Note 2 for further discussion):

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                        2002                    2001
                                                                   ----------------       ------------------
                                                                                             (Restated)

Revenue                                                          $      1,501,000       $       1,464,000
                                                                   ----------------       ------------------
Expenses:
  Interest expense                                                        388,000                 391,000
  Depreciation                                                            392,000                 382,000
  Operating expenses                                                    1,029,000                 874,000
                                                                   ----------------       ------------------
Total expenses                                                          1,810,000               1,647,000
                                                                   ----------------       ------------------
Net loss                                                         $       (309,000)      $        (183,000)
                                                                   ================       ==================

Net loss allocable to the Partnership                            $       (292,000)      $        (161,000)
                                                                   ================       ==================

Net loss recorded by the Partnership                             $       (269,000)      $        (139,000)
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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Asset management fees of $12,375 and $8,896 were incurred during the three months ended June 30, 2002 and 2001, respectively. The Partnership paid the General Partner or its affiliates $0 of these fees during the three months ended June 30, 2002 and 2001.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

                    NC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002


NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                   June 30, 2002                  March 31, 2002
                                                              -------------------------        ----------------------

Reimbursements for expenses paid by the
  General Partner or an affiliate                                                7,529                         1,365
Asset management fee payable                                                    99,000                        86,625
                                                              -------------------------        ----------------------

  Total                                                    $                   106,529      $                 87,990
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

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing; management of Cascade

                    NC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002


NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the recapture of tax credits and certain prior tax deductions. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Cascade, which totaled $465,653 at June 30, 2002. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,453,000 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds as of December 31, 2001. Patten Towers failed to make timely principal payments of approximately $233,000 for the year ended December 31, 2001 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is working to refinance the property and to payoff the bonds, but as of August 16, 2002 the past due principal payments owed have not been paid, and the bonds are fully payable under the event of default. The lender is working with Patten Towers to assist in improving property operations and has held off pursuing foreclosure action against the property. There can be no assurances that Patten Towers will be successful in its refinancing. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which totaled $1,621,267 at June 30, 2002. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty. At June 30, 2002, the Partnership had advanced $50,000 to Patten Towers to facilitate a workout plan. As of August 16, 2002, an additional $82,473 was advanced to Patten Toweres from the Partnership. A promissory note was executed by the Partnership and Patten Towers for the aforementioned advances totaling $132,473 plus interest equal to 10% per annum, payable by Patten Towers on demand or by August 9, 2012.

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

The Partnership currently has insufficient working capital to fund its operations. WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 16, 2003.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

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

Uncertainty and Commitments with Respect to Investments in Alliance, Evergreen and Hastings, continued

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

Uncertainty with Respect to Investments in Cascade, Patten Towers and Heritage

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing; management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the recapture of tax credits and certain prior tax deductions. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Cascade, which totaled $465,653 at June 30, 2002. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,453,000 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds as of December 31, 2001. Patten Towers failed to make timely principal payments of approximately $233,000 for the year ended December 31, 2001 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is working to refinance the property and to payoff the bonds, but as of August 16, 2002 the past due principal payments owed have not been paid, and the bonds are fully payable under the event of default. The lender is working with Patten Towers to assist in improving property operations and has held off pursuing foreclosure action against the property. There can be no assurances that Patten Towers will be successful in its refinancing. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which totaled $1,621,267 at June 30, 2002. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty. At June 30, 2002, the Partnership had advanced $50,000 to Patten Towers to facilitate a workout plan. As of August 16, 2002, an additional $82,473 was advanced to Patten Toweres from the Partnership. A promissory note was executed by the Partnership and Patten Towers for the aforementioned advances totaling $132,473 plus interest equal to 10% per annum, payable by Patten Towers on demand or by August 9, 2012.

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

Financial Condition

The Partnership's assets at June 30, 2002 consisted primarily of $26,000 in cash, a receivable of $50,000 and aggregate investments in the seventeen Local Limited Partnerships of $8,688,000. Liabilities at June 30, 2002 primarily consisted of $8,000 of accrued expenses and $107,000 of accrued fees and reimbursements due to the General Partner and affiliates.

Results of Operations

Three months ended June 30, 2002 Compared to Three months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(305,000), reflecting an increase of $125,000 from the net loss experienced for the three months ended June 30, 2001 of $(180,000). The increase in net loss is due to an increase of $130,000 in equity in losses of limited partnerships, which increased to $(269,000) for the three month period ended June 30, 2002 from $(139,000) for the three month period ended June 30, 2001. The increase in equity in losses of limited partnerships is offset by a decrease in operating loss of $5,000 to $(36,000), for the three months ended June 30, 2002 from $(41,000) for the three months ended June 30, 2001.

Cash Flows

Three months ended June 30, 2002 Compared to Three months Ended June 30, 2001. Net decrease in cash during the three months ended June 30, 2002 was $(52,000) compared to a net decrease in cash for the three months ended June 30, 2001 of $(15,000). The $37,000 increase was due to a decrease in distributions from limited partnerships of $6,000 from $10,000 for the three month period ended June 30, 2001 compared to $4,000 for the three month period ended June 30, 2002 and an increase in net cash used by operating activities of $31,000 to $(56,000) for the three month period ended June 30, 2002 from $(25,000) for the three month period ended June 30, 2001.

During the three months ended June 30, 2002, accrued payables, which consist of related party management fees and reimbursements due to the General Partner and accrued expenses, increased by $19,000. The General Partner does not anticipate that the accrued fees and reimbursements will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership does not expect its future cash flows, together with its available net assets at June 30, 2002 to be sufficient to meet all currently foreseeable future cash requirements. Accordingly the General Partner has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through August 16, 2003.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on the Partnership's financial position or results of operations.

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

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC.         General Partner



By:  /s/ Wilfred N Cooper, Jr.
     -------------------------

Wilfred N Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.

Date:  August 16, 2002



By:  /s/ Thomas J. Riha
    --------------------

Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  August 16, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credits Fund V, L.P., Series 3 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 16, 2002




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credits Fund V, L.P., Series 3 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
-----------------
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 16, 2002