Form 10-Q
period 2002-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2002-12-06
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I. FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets
                    September 30, 2002 and March 31, 2002......................3

                   Statements of Operations
                    For the Three and Six Months Ended
                    September 30, 2002 and 2001................................4

                   Statement of Partners' Equity (Deficit)
                    For the Six Months Ended September 30, 2002................5

                   Statements of Cash Flows
                    For the Six Months Ended September 30, 2002 and 2001.......6

                   Notes to Financial Statements...............................7

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..18

         Item 4.  Procedures and Controls.....................................18

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................19

         Item 5.  Other Information...........................................19

         Item 6.  Exhibits and Reports on Form 8-K............................19

         Signatures...........................................................20

         Certifications.......................................................21

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                  September 30, 2002           March 31, 2002
                                                                -----------------------     ---------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $               17,175      $              78,098
Investments in limited partnerships, net (Note 3)                         8,405,656                  8,970,406
Advances to limited partnership (Note 6)                                     132,473                          -
                                                                -----------------------     ---------------------

                                                              $            8,555,304      $           9,048,504
                                                                =======================     =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Accrued expenses                                          $              129,190      $               6,067
    Accrued fees and expenses due to
      General Partner and affiliates (Note 4)                                122,275                     87,990
                                                                -----------------------     ---------------------

Total liabilities                                                            251,465                     94,057
                                                                -----------------------     ---------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):

    General Partner                                                          (92,453)                   (85,947)

    Limited Partners (25,000 units authorized and
       18,000 units issued and outstanding)                                8,396,292                  9,040,394
                                                                -----------------------     ---------------------

Total partners' equity                                                     8,303,839                  8,954,447
                                                                -----------------------     ---------------------

                                                              $            8,555,304      $           9,048,504
                                                                =======================     =====================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2002 and 2001

                                   (unaudited)

                                                         2002                                          2001

                                      --------------------------------------------   -----------------       ------------------
                                        Three Months               Six Months          Three Months             Six Months
                                      ------------------       -------------------   -----------------       ------------------

Interest income                     $               77       $               326   $             853       $              986
                                      ------------------       -------------------   -----------------       ------------------

Operating expenses:
Amortization (Note 3)                            9,645                    19,290               9,645                   19,290
Asset management fees (Note 4)                  12,375                    24,750              15,854                   24,750
Legal and accounting fees                       13,674                    22,153              15,395                   29,811
Other                                           40,933                    46,693                (685)                   7,605
                                      ------------------       -------------------   -----------------       ------------------

Total operating expenses                        76,627                   112,886              40,209                   81,456
                                      ------------------       -------------------   -----------------       ------------------

Loss from operations                           (76,550)                 (112,560)            (39,356)                 (80,470)
Gain on sale of investment in
Limited partnership interest                         -                         -             167,953                  167,953
Equity in losses of limited
  partnerships (Note 3)                       (269,024)                 (538,048)           (139,215)                (278,435)
                                      ------------------       -------------------   -----------------       ------------------

Net loss                            $         (345,574)      $          (650,608)  $         (10,618)      $         (190,952)
                                      ==================       ===================   =================       ==================

Net loss allocated to:
  General partner                   $           (3,456)      $            (6,506)  $            (106)      $           (1,910)
                                      ==================       ===================   =================       ==================

  Limited partners                  $         (342,118)      $          (644,102)  $         (10,512)      $         (189,042)
                                      ==================       ===================   =================       ==================

Net loss per limited partner unit   $              (19)      $               (36)  $              (1)      $              (11)
                                      ==================       ===================   =================       ==================

Outstanding weighted limited
  partner  units                                18,000                    18,000              18,000                   18,000
                                      ==================       ===================   =================       ==================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                   For the Six Months Ended September 30, 2002

                                   (unaudited)

                                                           General                 Limited
                                                           Partner                 Partners                  Total
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at March 31, 2002        $           (85,947)    $          9,040,394     $          8,954,447

    Net loss                                                     (6,506)                (644,102)                (650,608)
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at September 30, 2002    $           (92,453)    $          8,396,292     $          8,303,839
                                                      ===================     ===================      ===================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2002 and 2001
                                   (unaudited)



                                                                         2002                   2001
                                                                    ----------------      -----------------
Cash flows from operating activities:
    Net loss                                                      $       (650,608)     $        (190,952)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Amortization                                                       19,290                 19,290
         Equity in losses of limited partnerships                          538,048                278,435
         Gain on sale of investment in limited partnerships                      -               (167,953)
         Change in accrued expenses                                        123,123                (41,122)
         Advances to limited partnership                                  (132,473)                     -
         Accrued fees and expenses due to
               General Partner and affiliates                               34,285                 35,286
                                                                    ----------------      -----------------

           Net cash used in operating activities                           (68,335)               (67,016)
                                                                    ----------------      -----------------

Cash flows from investing activities:
    Proceeds on sale of investment in Limited Partnership, net                   -                167,953
    Distributions from limited partnerships                                  7,412                 12,373
                                                                    ----------------      -----------------

           Net cash provided by investing activities                         7,412                180,326
                                                                    ----------------      -----------------

Net increase (decrease) in cash and cash equivalents                       (60,923)               113,310


Cash and cash equivalents, beginning of period                              78,098                 20,126
                                                                    ----------------      -----------------

Cash and cash equivalents, end of period                          $         17,175      $         133,436
                                                                    ================      =================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Taxes paid                                                        $            800      $             800
                                                                    ================      =================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

Organization
------------

WNC Housing Tax Credit Fund V, L.P., Series 3 ("the Partnership") is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal and, in some cases, California income tax credits (the "Low-income Housing Credit").

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low-income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low-income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

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

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of September 30 and March 31, 2002, the Partnership had no cash equivalents.

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

New Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002
                                   (unaudited)

NOTE 2 -  UNCERTAINTY  WITH RESPECT TO  INVESTMENTS  IN ALLIANCE,  EVERGREEN AND
--------------------------------------------------------------------------------
          HASTINGS: IMPAIRMENT OF INVESTMENTS
          -----------------------------------

The Partnership had investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Alliance Apartments I, Limited Partnership ("Alliance"), Evergreen Apartments I, Limited Partnership ("Evergreen") and Hastings Apartments I, Limited Partnership ("Hastings").

During the year ended March 31, 2000, Alliance, Evergreen and Hastings were experiencing operational difficulties and negative cash flows from operations, and ceased paying their lenders. Foreclosure procedures were commenced by two of these Local Limited Partnerships' lenders. Management performed an evaluation of the Partnership's remaining investment balances in Alliance, Evergreen and Hastings, including the cash advances noted above and other anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $995,804 was recognized at March 31, 2000. This impairment loss included $644,589 in remaining book value of the Partnership's investments in Alliance, Evergreen and Hastings, $205,080 and $74,631 of cash advances, a $50,000 accrual for anticipated legal costs, and $21,504 of estimated accounting and other related costs.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30, 2002, the Partnership has limited partnership interests in 17 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,120 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amounts.

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                      September 30, 2002          March 31, 2002
                                                                   -------------------------   ---------------------

Investments in limited partnerships - beginning of period        $              8,970,406    $         10,245,015
Equity in losses of limited partnerships                                         (538,048)             (1,225,735)
Distributions received from limited partnerships                                   (7,412)                (10,294)
Amortization of paid capitalized acquisition fees and costs                       (19,290)                (38,580)
                                                                   -------------------------   ---------------------

Investments in limited partnerships - end of period              $              8,405,656    $          8,970,406
                                                                   =========================   =====================

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected information for the six months ended September 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows (Combined condensed financial information for Alliance and Hastings were previously excluded from the 2001 presentation but have now been included in the periods presented below. See Note 2 for further discussion):

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                        2002                    2001
                                                                   ----------------       ------------------
                                                                                             (Restated)

Revenue                                                          $      3,002,000       $       2,929,000
                                                                   ----------------       ------------------
Expenses:
  Interest expense                                                        777,000                 783,000
  Depreciation                                                            784,000                 764,000
  Operating expenses                                                    2,058,000               1,747,000
                                                                   ----------------       ------------------
Total expenses                                                          3,619,000               3,294,000
                                                                   ----------------       ------------------
Net loss                                                         $       (617,000)      $        (365,000)
                                                                   ================       ==================

Net loss allocable to the Partnership                            $       (584,000)      $        (322,000)
                                                                   ================       ==================

Net loss recorded by the Partnership                             $       (538,000)      $        (110,000)
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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Asset management fees of $24,750 were incurred during each of the six months ended September 30, 2002 and 2001. The Partnership paid the General Partner or its affiliates $0 of these fees during the six months ended September 30, 2002 and 2001.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                 September 30, 2002               March 31, 2002
                                                              -------------------------        ----------------------

Reimbursements for expenses paid by the
  General Partner or an affiliate                          $                    10,900      $                  1,365
Asset management fee payable                                                   111,375                        86,625
                                                              -------------------------        ----------------------

  Total                                                    $                   122,275      $                 87,990
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

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

During 2000, WNC identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has 99% limited partnership investments in six of those six Local Limited Partnerships. Those investments are Alliance Apartments I, Evergreen Apartments I and Hastings Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000. The Partnerships allocated share of $17,500 had been accrued in full at March 31, 2001 and paid in full at March 31, 2002. The Partnership has a lawsuit against the old general partner.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the recapture of tax credits and certain prior tax deductions. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Cascade, which totaled $395,673 at September 30, 2002. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,025,000 as of September 30, 2002 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds as of December 31, 2001. Patten Towers failed to make timely principal payments of approximately $233,000 for the year ended December 31, 2001 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is working to refinance the property and to payoff the bonds, but as of December 4, 2002 the past due principal payments owed have not been paid, and the bonds are fully payable under the event of default. The lender is working with Patten Towers to assist in improving property operations and has held off pursuing foreclosure action against the property. There can be no assurances that Patten Towers will be successful in its refinancing. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which totaled $1,558,802 at September 30, 2002. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty. At September 30, 2002, the Partnership had advanced $132,473 to Patten Towers to facilitate a workout plan. A promissory note was executed by the Partnership and Patten Towers for the aforementioned advances totaling $132,473 plus interest equal to 10% per annum, payable by Patten Towers on demand or by August 9, 2012.

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

The Partnership currently has insufficient working capital to fund its operations. WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the six months ended September 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Uncertainty and Commitments with Respect to Investments in Alliance, Evergreen and Hastings

The Partnership has six investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Alliance Apartments I, Limited Partnership ("Alliance"), Evergreen Apartments I, Limited Partnership ("Evergreen") and Hastings Apartments I, Limited Partnership ("Hastings").

During the year ended March 31, 2000, Alliance, Evergreen and Hastings were experiencing operational difficulties and negative cash flows from operations, and ceased paying their lenders. Foreclosure procedures were commenced by these six Local Limited Partnerships' lenders. Management performed an evaluation of the Partnership's remaining investment balances in Alliance, Evergreen and Hastings, including any anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $995,804 was recognized at March 31, 2000. This impairment loss included $644,589 in remaining book value of the Partnership's investments in Alliance, Evergreen and Hastings, $205,080 and $74,631 of cash advances, a $50,000 accrual for anticipated legal costs, and $21,504 of estimated accounting and other related costs.

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

Uncertainty with Respect to Investments in Cascade, Patten Towers and Heritage

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing; management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the recapture of tax credits and certain prior tax deductions. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Cascade, which totaled $395,673 at September 30, 2002. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,025,000 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds as of December 31, 2001. Patten Towers failed to make timely principal payments of approximately $233,000 for the year ended December 31, 2001 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is working to refinance the property and to payoff the bonds, but as of December 4, 2002 the past due principal payments owed have not been paid, and the bonds are fully payable under the event of default. The lender is working with Patten Towers to assist in improving property operations and has held off pursuing foreclosure action against the property. There can be no assurances that Patten Towers will be successful in its refinancing. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which totaled $1,558,802 at September 30, 2002. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty. At September 30, 2002, the Partnership had advanced $132,473 to Patten Towers to facilitate a workout plan. A promissory note was executed by the Partnership and Patten Towers for the aforementioned advance totaling $132,473 plus interest equal to 10% per annum, payable by Patten Towers on demand or by August 9, 2012.

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

Financial Condition

The Partnership's assets at September 30, 2002 consisted primarily of $17,000 in cash, a receivable of $132,000 and aggregate investments in the seventeen Local Limited Partnerships of $8,406,000. Liabilities at September 30, 2002 primarily consisted of $129,000 of accrued expenses and $122,000 of accrued fees and reimbursements due to the General Partner and affiliates.

Results of Operations

Three months ended September 30, 2002 Compared to Three months Ended September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was $(346,000), reflecting an increase of $335,000 from the net loss experienced for the three months ended September 30, 2001 of $(11,000). The $335,000 increase in net loss for the three months ended September 30, 2002 is primarily due to the gain on disposal of an investment of $168,000 in 2001 along with an increase of $130,000 in equity in losses of limited partnerships, which increased to $(269,000) for the three month period ended September 30, 2002 from $(139,000) for the three month period ended September 30, 2001. Along with the increase in equity in losses of limited partnerships, loss from operations increased by $37,000 to $(76,000), for the three months ended September 30, 2002 from $(39,000) for the three months ended September 30, 2001 due to the purchase of the Evergreen bond totaling $43,000, offset by a decrease in asset management fees by $(4,000) for the three month ended September 30, 2002.

Six months ended September 30, 2002 Compared to Six months Ended September 30, 2001. The Partnership's net loss for the six months ended September 30, 2002 was $(651,000), reflecting an increase of $460,000 from the net loss experienced for the six months ended September 30, 2001 of $(191,000). The $460,000 increase in net loss for the six months ended September 30, 2002 is primarily due to the gain on disposal of an investment of $168,000 in 2001 along with an increase of $260,000 in equity in losses of limited partnerships, which increased to $(538,000) for the six month period ended September 30, 2002 from $(278,000) for the six month period ended September 30, 2001. Along with the increase in equity in losses of limited partnerships, loss from operations increased by $32,000 to $(112,000), for the six months ended September 30, 2002 from $(80,000) for the six months ended September 30, 2001 due to the purchase of the Evergreen bond totaling $43,000, which was offset by a decrease in legal, accounting and other operating expenses of $(8,000) for the six months ended September 30, 2002.

Cash Flows

Six months ended September 30, 2002 Compared to Six months Ended September 30, 2001. Net decrease in cash during the six months ended September 30, 2002 was $(61,000) compared to a net increase in cash for the six months ended September 30, 2001 of $(113,000). The $(174,000) decrease was due largely to proceeds on the disposal of an investment in 2001 of $168,000 which did not recur in 2002.

During the six months ended September 30, 2002, accrued payables, which consist of related party management fees and reimbursements due to the General Partner and accrued expenses, increased by $34,000. The General Partner does not anticipate that the accrued fees and reimbursements will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership does not expect its future cash flows, together with its available net assets at September 30, 2002 to be sufficient to meet all currently foreseeable future cash requirements. Accordingly the General Partner has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through November 30, 2003.

Impact of New Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership does not expect SFAS 146 to have a material impact on the Partnership's financial position or results of operations.


Item 3.   Quantitative and Qualitative Disclosures Above Market Risks

          NONE

Item 4.   Procedures and Controls

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II.  Other Information

Item 1.   Legal Proceedings

          During 2000, Associates identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has a 99% limited partnership interest in six of those six Local Limited Partnerships. Those investments are Alliance Apartments I, Evergreen Apartments I and Hastings Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, Associates voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, Associates commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. Associates was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and Associates now controls all six of the Local Limited Partnerships.

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

Item 5.   Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1.        NONE

(b)       Exhibits.
          ---------

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:  WNC & ASSOCIATES, INC.         General Partner



By:  /s/ Wilfred N Cooper, Jr.
     -------------------------

Wilfred N Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  December 4, 2002



By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date: December 4, 2002

                                 CERTIFICATIONS

I,   Wilfred N. Cooper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund V, L.P. Series 3;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: December 4, 2002

/s/ Wilfred N Cooper, Jr.
-------------------------
[Signature]

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

I,   Thomas J. Riha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund V, L.P. Series 3;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (f)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002

/s/ Thomas J. Riha
-------------------
[Signature]

Vice-President - Chief Financial Officer of WNC & Associates, Inc.