Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2003-04-09
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002



PART I. FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets
                   December 31, 2002 and March 31, 2002........................3

                   Statements of Operations
                   For the Three and Nine Months Ended
                     December 31, 2002 and 2001................................4

                   Statement of Partners' Equity (Deficit)
                   For the Nine Months Ended December 31, 2002.................5

                   Statements of Cash Flows
                   For the Nine Months Ended December 31, 2002 and 2001........6

                   Notes to Financial Statements...............................7

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................15

         Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk.........................................18

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

         Item 6.  Exhibits and Reports on Form 8-K............................19

         Signatures...........................................................20

         Certifications.......................................................21

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS







                                                                  December 31, 2002            March 31, 2002
                                                                -----------------------     ---------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $               20,932      $              78,098
Investments in limited partnerships, net (Note 3)                          8,123,281                  8,970,406
Advances to limited partnership (Note 6)                                     133,268                          -
                                                                -----------------------     ---------------------

                                                              $            8,277,481      $           9,048,504
                                                                =======================     =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Accrued expenses                                          $                4,000      $               6,067
    Accrued fees and expenses due to
      General Partner and affiliates (Note 4)                                266,775                     87,990
                                                                -----------------------     ---------------------

Total liabilities                                                            270,775                     94,057
                                                                -----------------------     ---------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):

    General Partner                                                           (95,424)                  (85,947)

    Limited Partners (25,000 units authorized and
       18,000 units issued and outstanding)                                8,102,130                  9,040,394
                                                                -----------------------     ---------------------

Total partners' equity                                                     8,007,706                  8,954,447
                                                                -----------------------     ---------------------

                                                              $            8,277,481      $           9,048,504
                                                                =======================     =====================

                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2002 and 2001

                                   (unaudited)

                                                         2002                                          2001
                                      ------------------       -------------------   -----------------       ------------------
                                        Three Months              Nine Months          Three Months             Nine Months
                                      ------------------       -------------------   -----------------       ------------------

Interest income                     $               51       $               377   $             676       $            1,662
                                      ------------------       -------------------   -----------------       ------------------

Operating expenses:
Amortization (Note 3)                            9,645                    28,935               9,645                   28,935
Asset management fees (Note 4)                  12,375                    37,125              12,375                   37,125
Legal and accounting fees                        4,039                    26,192              26,668                   56,479
Other                                            2,101                    48,794              29,901                   37,506
                                      ------------------       -------------------   -----------------       ------------------

Total operating expenses                        28,160                   141,046              78,589                  160,045
                                      ------------------       -------------------   -----------------       ------------------

Loss from operations                           (28,109)                 (140,669)            (77,913)                (158,383)
Gain on sale of investment in
Limited partnership interest                         -                         -                   -                  167,953
Equity in losses of limited
  partnerships (Note 3)                       (269,024)                 (807,072)           (139,220)                (417,655)
                                      ------------------       -------------------   -----------------       ------------------

Net loss                            $         (297,133)      $          (947,741)  $        (217,133)                (408,085)
                                      ==================       ===================   =================       ==================

Net loss allocated to:
  General partner                   $           (2,971)      $            (9,477)  $          (2,171)      $           (4,081)
                                      ==================       ===================   =================       ==================

  Limited partners                  $         (294,162)      $          (938,264)  $        (214,962)      $         (404,004)
                                      ==================       ===================   =================       ==================

Net loss per limited partner unit   $              (16)      $               (52)  $             (12)      $              (22)
                                      ==================       ===================   =================       ==================

Outstanding weighted limited
  partner  units                                18,000                    18,000              18,000                   18,000
                                      ==================       ===================   =================       ==================

                 See accompanying notes to financial statements
                                       4

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                   For the Nine Months Ended December 31, 2002

                                   (unaudited)

                                                           General                 Limited
                                                           Partner                 Partners                  Total
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at March 31, 2002        $           (85,947)    $          9,040,394     $          8,954,447

    Net loss                                                     (9,477)               (938,264)                (947,741)
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at December 31, 2002     $           (95,424)    $          8,102,130     $         8,006,706
                                                      ===================     ===================      ===================

                 See accompanying notes to financial statements
                                        5

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)



                                                                         2002                   2001
                                                                    ----------------      -----------------
Cash flows from operating activities:
    Net loss                                                      $       (947,741)     $        (408,085)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Amortization                                                       28,935                 28,935
         Equity in losses of limited partnerships                          807,072                417,655
         Gain on sale of investment in limited partnerships                      -               (167,953)
         Other assets                                                     (133,268)               (10,000)
         Accounts payable                                                        -                  5,233
         Accrued expenses                                                   (2,067)               (42,601)
         Accrued fees and expenses due to
               General Partner and affiliates                              178,785                 38,374
                                                                    ----------------      -----------------

           Net cash used in operating activities                           (68,284)              (138,442)
                                                                    ----------------      -----------------

Cash flows from investing activities:
    Proceeds on sale of investment in Limited Partnership, net                   -                167,953
    Distributions from limited partnerships                                 11,118                 27,666
                                                                    ----------------      -----------------

           Net cash provided by investing activities                        11,118                195,619
                                                                    ----------------      -----------------

Net increase (decrease) in cash and cash equivalents                       (57,166)                57,177


Cash and cash equivalents, beginning of period                              78,098                 20,126
                                                                    ----------------      -----------------


Cash and cash equivalents, end of period                          $         20,932      $          77,303
                                                                    ================      =================

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

Taxes paid                                                        $            800      $             800
                                                                    ================      =================

                 See accompanying notes to financial statements
                                        6

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31 and March 31, 2002, the Partnership had no cash equivalents.

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

New Accounting Pronouncements
-----------------------------

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 2002, the Partnership has limited partnership interests in 17 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,120 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amounts.

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                      December 31, 2002           March 31, 2002
                                                                   -------------------------   ---------------------

Investments in limited partnerships - beginning of period        $              8,970,406    $         10,245,015
Equity in losses of limited partnerships                                         (807,072)             (1,225,735)
Distributions received from limited partnerships                                  (11,118)                (10,294)
Amortization of paid capitalized acquisition fees and costs                       (28,935)                (38,580)
                                                                   -------------------------   ---------------------

Investments in limited partnerships - end of period              $              8,123,281    $          8,970,406
                                                                   =========================   =====================

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected information for the nine months ended December 31, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows (Combined condensed financial information for Alliance and Hastings were previously excluded from the 2001 presentation but have now been included in the periods presented below. See Note 2 for further discussion):

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                        2002                    2001
                                                                   ----------------       ------------------
                                                                                             (Restated)

Revenue                                                          $      4,504,000       $       4,436,000
                                                                   ----------------       ------------------
Expenses:
  Interest expense                                                      1,165,000               1,157,000
  Depreciation                                                          1,177,000               1,166,000
  Operating expenses                                                    3,088,000               2,672,000
                                                                   ----------------       ------------------
Total expenses                                                          5,430,000               4,995,000
                                                                   ----------------       ------------------
Net loss                                                         $       (926,000)      $        (559,000)
                                                                   ================       ==================

Net loss allocable to the Partnership                            $       (876,000)      $        (494,000)
                                                                   ================       ==================

Net loss recorded by the Partnership                             $       (807,000)      $        (418,000)
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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Asset management fees of $37,125 were incurred during each of the nine months ended December 31, 2002 and 2001. The Partnership paid the General Partner or its affiliates $0 of these fees during the nine months ended December 31, 2002 and 2001.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                 December 31, 2002                March 31, 2002
                                                              -------------------------        ----------------------

Reimbursements for expenses paid by the
  General Partner or an affiliate                          $                   143,025      $                  1,365
Asset management fee payable                                                   123,750                        86,625
                                                              -------------------------        ----------------------

  Total                                                    $                   266,775      $                 87,990
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

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

During 2000, WNC identified a potential problem with a developer who, at the time, was the local general partner in nine Local Limited Partnerships. The Partnership has 99% limited partnership investments in nine of those nine Local Limited Partnerships. Those investments are Alliance Apartments I, Evergreen Apartments I and Hastings Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all nine of the Local Limited Partnerships.

The nine Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000. The Partnerships allocated share of $17,500 had been accrued in full at March 31, 2001 and paid in full at March 31, 2002. The Partnership has a lawsuit against the old general partner.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                   (unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the recapture of tax credits and certain prior tax deductions. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Cascade, which totaled $284,857 at December 31, 2002. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,025,000 as of December 31, 2002 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds as of December 31, 2001. Patten Towers failed to make timely principal payments of approximately $233,000 for the year ended December 31, 2001 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is working to refinance the property and to payoff the bonds, but as of December 4, 2002 the past due principal payments owed have not been paid, and the bonds are fully payable under the event of default. The lender is working with Patten Towers to assist in improving property operations and has held off pursuing foreclosure action against the property. There can be no assurances that Patten Towers will be successful in its refinancing. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which totaled $1,496,337 at December 31, 2002. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty. At December 31, 2002, the Partnership had advanced $132,473 to Patten Towers to facilitate a workout plan. A promissory note was executed by the Partnership and Patten Towers for the aforementioned advances totaling $132,473 plus interest equal to 10% per annum, payable by Patten Towers on demand or by August 9, 2012.

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

One Local Limited Partnership, Hastings Apartments I, L.P. ("Hastings"), received a default notice on a loan to the City of Hastings (the "City"). An affiliate of the sponser has been named the successor general partner of Hastings. WNC is negotiating with the City to re-amortize the loan.

The Partnership currently has insufficient working capital to fund its operations. WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 1, 2004.

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

The following discussion and analysis compares the results of operations for the nine months ended December 31, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Uncertainty and Commitments with Respect to Investments in Alliance, Evergreen and Hastings

The Partnership has nine investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Alliance Apartments I, Limited Partnership ("Alliance"), Evergreen Apartments I, Limited Partnership ("Evergreen") and Hastings Apartments I, Limited Partnership ("Hastings").

During the year ended March 31, 2000, Alliance, Evergreen and Hastings were experiencing operational difficulties and negative cash flows from operations, and ceased paying their lenders. Foreclosure procedures were commenced by these nine Local Limited Partnerships' lenders. Management performed an evaluation of the Partnership's remaining investment balances in Alliance, Evergreen and Hastings, including any anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $995,804 was recognized at March 31, 2000. This impairment loss included $644,589 in remaining book value of the Partnership's investments in Alliance, Evergreen and Hastings, $205,080 and $74,631 of cash advances, a $50,000 accrual for anticipated legal costs, and $21,504 of estimated accounting and other related costs.

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

Uncertainty with Respect to Investments in Cascade, Patten Towers and Heritage

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing; management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the recapture of tax credits and certain prior tax deductions. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Cascade, which totaled $284,857 at December 31, 2002. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,025,000 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds as of December 31, 2001. Patten Towers failed to make timely principal payments of approximately $233,000 for the year ended December 31, 2001 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is working to refinance the property and to payoff the bonds, but as of December 4, 2002 the past due principal payments owed have not been paid, and the bonds are fully payable under the event of default. The lender is working with Patten Towers to assist in improving property operations and has held off pursuing foreclosure action against the property. There can be no assurances that Patten Towers will be successful in its refinancing. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which totaled $1,496,337 at December 31, 2002. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty. At December 31, 2002, the Partnership had advanced $133,268 to Patten Towers to facilitate a workout plan. A promissory note was executed by the Partnership and Patten Towers for the aforementioned advance totaling $132,473 plus interest equal to 10% per annum, payable by Patten Towers on demand or by August 9, 2012.

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

Financial Condition

The Partnership's assets at December 31, 2002 consisted primarily of $21,000 in cash, a receivable of $133,000 and aggregate investments in the seventeen Local Limited Partnerships of $8,123,000. Liabilities at December 31, 2002 primarily consisted of $4,000 of accrued expenses and $267,000 of accrued asset management fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three months ended December 31, 2002 Compared to Three months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(297,000), reflecting an increase of $80,000 from the net loss experienced for the three months ended December 31, 2001 of $(217,000). The $80,000 increase in net loss is primarily due to an increase in equity in losses of Local Limited Partnerships of $130,000 to $(269,000) for the three months ended December 31, 2002 from $(139,000) for the three months ended December 31, 2001. The increase in equity in losses of limited partnerships was offset by a decrease in loss from operations of $50,000 to $(28,000) for the three months ended December 31, 2002 from $(78,000) for the three months ended December 31, 2001 due to decreases in legal and accounting fees of $23,000 and other expenses of $28,000 for the three months ended December 31, 2002.

Nine months ended December 31, 2002 Compared to Nine months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(948,000), reflecting an increase of $540,000 from the net loss experienced for the nine months ended December 31, 2001 of $(408,000). The $540,000 increase in net loss for the nine months ended December 31, 2002 is primarily due to the gain on disposal of an investment of $168,000 in 2001 along with an increase of $389,000 in equity in losses of limited partnerships to $(807,000) for the nine month period ended December 31, 2001 from $(418,000) for the nine month period ended December 31, 2001. The increase in equity in losses of limited partnerships was offset by a decrease in loss from operations of $17,000 to $(141,000) for the nine months ended December 31, 2002 from $(158,000) for the nine months ended December 31, 2001 due to a decrease in legal and accounting fees of $30,000, which was offset by an increase in other expenses of approximately $11,000 for the nine months ended December 31, 2002.


Cash Flows

Nine months ended December 31, 2002 Compared to Nine months Ended December 31, 2001. Net decrease in cash during the nine months ended December 31, 2002 was $(57,000) compared to a net increase in cash for the nine months ended December 31, 2001 of $57,000. The $(114,000) decrease was due largely to proceeds received on disposal of an investment in 2001 of $168,000, which did not recur in 2002, and a decrease in distributions of $16,000, which was offset by a decrease in cash used in operating activities of $70,000 for the nine months ended December 31, 2002 .


During the nine months ended December 31, 2002, accrued payables, which consist of related party management fees and reimbursements due to the General Partner and accrued expenses, increased by $179,000. The General Partner does not anticipate that the accrued fees and reimbursements will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership does not expect its future cash flows, together with its available net assets at December 31, 2002 to be sufficient to meet all currently foreseeable future cash requirements. Accordingly the General Partner has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through January 1, 2004.

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

Item 3.   Quantitative and Qualitative Disclosures Above Market Risks

          NONE

Item 4.   Procedures and Controls

          Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partnership's management, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.  Other Information

 Item 1.  Legal Proceedings

          During 2000, Associates identified a potential problem with a developer who, at the time, was the local general partner in nine Local Limited Partnerships. The Partnership has a 99% limited partnership interest in nine of those nine Local Limited Partnerships. Those investments are Alliance Apartments I, Evergreen Apartments I and Hastings Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, Associates voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, Associates commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. Associates was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and Associates now controls all nine of the Local Limited Partnerships.

          The nine Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000 of which the Partnership's share was approximately $17,500.

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

 Item 6.  Exhibits and Reports on Form 8-K

 (a)      Reports on Form 8-K.
          ---------------------

 1.       NONE

 (b)      Exhibits.
         -----------

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



By:  /s/ Wilfred N Cooper, Jr.
     --------------------------

Wilfred N Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  February 14, 2003



By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  February 14, 2003

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 14, 2003


     /s/  Wilfred N. Cooper, Jr.,
     ----------------------------

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: February 14, 2003

          /s/  Thomas J. Riha
          -------------------



          Vice-President - Chief Financial Officer of WNC & Associates, Inc.