Form 10-K
period 2003-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2003-10-20
CIK 943904

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2003

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


               17782 Sky Park Circle, Irvine CA 92614-6404

                                 (714) 662-5565

               3158 Redhill Avenue, Suite 120, Cosa Mesa CA 92626
              (Former name, former address and former fiscal year,
                          if changed since last report)

           Securities registered pursuant to Section12(b) of the Act:

                                      NONE

           Securities registered pursuant to section12(g) of the Act:

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
Yes     X        No
    ----------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
    -----------      ---------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated December 31, 1995 (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2003, the Partnership had invested in seventeen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the seventeen Housing Complexes as of the dates and for the periods indicated:

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Alliance
Apartments                          Retro
I Limited            Alliance,      Development,
Partnership          Nebraska       Inc.                  $ 604,000     $ 604,000           19      95%   $  363,000     $   591,000

Blessed Rock         El Monte,      Everland,
of El Monte          California     Inc.                  2,511,000     2,511,000          137     100%    8,899,000       3,686,000

                                    Trianon -
                                    Broadway,
Broadway                            LLC, a New
Apartments,                         Mexico Limited
Limited              Hobbs, New     Liability
Partnership          Mexico         Company               2,029,000     2,029,000           78      71%    2,335,000       1,358,000
                                    Urban
                                    Residential
Cascade                             Management,
Pines,               Atlanta,       Inc., a Georgia
L.P. II              Georgia        Corporation           1,347,000     1,347,000          376      82%    2,533,000               *

Curtis                              Joseph A.
Associates           Curtis,        Shepard and
I,L.P.               Nebraska       Kenneth M. Vitor         88,000        88,000           12     100%      156,000         421,000

Escatawpa
Village
Associates,
Limited              Escatawpa,     Clifford E.
Partnership          Mississippi    Olsen                   249,000       249,000           32     100%      458,000         887,000

                                    Retro
                                    Development,
                                    Inc. of
                                    Oklahoma
Hastings                            and Most
Apartments                          Worshipful
I, Limited           Hastings,      Prince Hall
Partnership          Nebraska       Grand Lodge             542,000       542,000           18      83%    1,005,000         584,000

Heritage                            Joseph A.
Apartments           Berkeley,      Shepard and
I, L.P.              Missouri       Kenneth M. Vitor        752,000       752,000           30      90%    1,333,000         635,000

Hillcrest
Associates,
A Limited            Ontario,
Partnership          Oregon         Riley J. Hill           354,000       354,000           28      93%      683,000       1,287,000

Patten Towers,       Chattanooga,   Patten Towers
L.P. II              Tennessee      Partners, LLC         2,154,000     2,154,000          221      94%    3,938,000       6,258,000

*    Results of Cascade Pines, L.P. II have not been audited for 2002 and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Prairieland
Properties
of Syracuse          Syracuse,      Kenneth M.
II, L.P.             Kansas         Vitor                    85,000        85,000            8      88%      152,000         330,000

Raymond S.
King
Apartments           Greensboro,    Project
Limited              North          Homestead,
Partnership          Carolina       Inc.                    437,000       437,000           23      91%      883,000         782,000

Rosedale             Silver         Deke Noftsker
Limited              City,          and ABO
Partnership          New Mexico     Corporation             309,000       309,000           32      94%      547,000       1,310,000

Shepherd South
Apartments           Shepherd,      Donald W.
I, Ltd.              Texas          Sowell                  121,000       121,000           24      96%      223,000         562,000

                                    Joseph A.
Solomon                             Shepard
Associates           Solomon,       and Kenneth
I,L.P.               Kansas         M. Vitor                138,000       138,000           16      81%      250,000         564,000

                                    Apartment
Talladega                           Developers,
County                              Inc. and
Housing              Talladega,     Thomas H.
Ltd.                 Alabama        Cooksey                 653,000       653,000           30      93%    1,200,000         786,000

                                    John C.
                                    Loving,
                                    Gordon D.
The Willows                         Brown, Jr.
Apartments           Morganton,     and Western
Limited              North          N.C.Housing
Partnership          Carolina       Partnership             841,000       841,000           36     100%    1,545,000       1,080,000
                                                        -----------  ------------        -----     ---- ------------     -----------
                                                        $13,214,000  $ 13,214,000        1,120      91% $ 26,503,000     $21,121,000
                                                        ===========  ============        =====     ==== ============     ===========


                                     -------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                     -------------------------------------------------------------------------------
                                                                                            Low Income Housing
                                                                                            Credits Allocated to
          Partnership Name              Rental Income       Net (Loss) Income                    Partnership
--------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                    $  72,000              $ (37,000)                     99%

Blessed Rock of El Monte                         796,000                (49,000)                   49.49%

Broadway Apartments, Limited
Partnership                                      218,000               (207,000)                     99%

Cascade Pines, L.P. II                                 *                      *                      98%

Curtis Associates I, L.P.                         46,000                (11,000)                     99%

Escatawpa Village Associates,
Limited Partnership                              137,000                (34,000)                     99%

Hastings Apartments I, Limited
Partnership                                       70,000                (38,000)                     99%

Heritage Apartments I, L.P.                      122,000                (38,000)                    98.9%

Hillcrest Associates, A Limited
Partnership                                      187,000                (17,000)                     99%

Patten Towers, L.P. II                         1,190,000               (760,000)                     99%

Prairieland Properties of Syracuse
II, L.P.                                          36,000                 (9,000)                     99%

Raymond S. King Apartments Limited
Partnership                                       73,000               (123,000)                     99%

Rosedale Limited Partnership                     134,000                (37,000)                     99%

Shepherd South Apartments I, Ltd.                103,000                  9,000                      99%

Solomon Associates I, L.P.                        55,000                (20,000)                     99%

Talladega County Housing Ltd.                     95,000                (47,000)                     99%

The Willows Apartments Limited
Partnership                                      126,000                (37,000)                     99%
                                            ------------           -------------
                                            $ 3,460,000            $ (1,455,000)
                                            ============           =============

*    Results of Cascade Pines, L.P. II have not been audited for 2002 and thus have been excluded. See
     Note 3 to the financial statements and report of independent certified public accountants.

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

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs alleged that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000, of which the Partnership's share was approximately $17,500.

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade was a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing, but the management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements.

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

The Partnership has a 99% limited partnership interest in Patten Towers, LP, II ("Patten Towers"). The Local General Partner, Patten Towers, LLC, of Patten Towers was replaced. During the removal process, various unspecified claims were made by members of Patten Towers, LLC against Patten Towers regarding such removal. To date, those claims have not been specified. Accordingly, the management of Patten Towers and WNC cannot assess the outcome of this lawsuit or its impact, if any, on the Partnership's financial statements.

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

(b)  At March 31, 2003, there were 853 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                March 31                                     December 31
                                 ------------------------------------------------------------------------   --------------
                                    2003          2002          2001           2000             1999            1998
                                 -----------   -----------   ------------   ------------    -------------   --------------

ASSETS
Cash and cash equivalents      $     18,348  $     78,098  $      20,126  $     365,942   $      911,080  $       950,372
Investments in limited
  partnerships, net               6,780,198     8,970,406     10,245,015     10,968,078       12,250,789       12,559,525
Receivable from limited
  partnerships                      133,268             -              -              -                -                -
                                 -----------   -----------   ------------   ------------    -------------   --------------

                               $  6,931,814  $  9,048,504  $  10,265,141  $  11,334,020   $   13,161,869  $    13,509,897
                                 ===========   ===========   ============   ============    =============   ==============
LIABILITIES
Payables to limited
  partnerships                 $          -  $          -  $           -  $      72,938   $       95,030  $        95,030
Accrued expenses                      4,000         6,067         82,699        149,735                -                -
Accrued fees and expenses
  due to general partner and
  affiliates                        273,603        87,990         39,531         26,540           28,677           62,496

PARTNERS' EQUITY                  6,654,211     8,954,447     10,142,911     11,084,807       13,038,162       13,352,371
                                 -----------   -----------   ------------   ------------    -------------   --------------

                               $  6,931,814  $  9,048,504  $  10,265,141  $  11,334,020   $   13,161,869  $    13,509,897
                                 ===========   ===========   ============   ============    =============   ==============

Selected results of operations, cash flows, and other information for the Partnership is as follows:

                                                                                                                     For the
                                                For the Years Ended                      For the Three Months       Year Ended
                                                      March 31                              Ended March 31         December 31
                                -----------------------------------------------------   ------------------------   -------------

                                  2003          2002          2001           2000         1999          1998           1998
                                ----------    ----------    ----------    -----------   ---------    -----------   -------------
                                                                                                     (Unaudited)

Income (loss) from
   operations (Note 1)        $  (153,994) $   (132,420) $   (285,185)$   (1,099,531)$   (20,391)$      (10,209)$       (52,065)
Equity in losses of
   limited partnerships        (2,146,242)   (1,225,735)     (656,711)      (853,824)   (293,818)      (170,900)     (1,175,333)
Gain on sale of investment
   in limited partnership
   interest                             -       169,691             -              -           -              -               -
                                ----------    ----------    ----------    -----------   ---------    -----------   -------------
Net loss                      $(2,300,236) $ (1,188,464) $   (941,896)$   (1,953,355)$  (314,209)$     (181,109)$    (1,227,398)
                                ==========    ==========    ==========    ===========   =========    ===========   =============
Net loss allocated to:
   General partner            $   (23,002 )$    (11,885) $     (9,419)$      (19,534)$    (3,142)$       (1,811)$       (12,274)
                                ==========    ==========    ==========    ===========   =========    ===========   =============

   Limited partners           $ (2,277,234)$ (1,176,579) $   (932,477)$   (1,933,821)$  (311,067)$     (179,298)$    (1,215,124)
                                ==========    ==========    ==========    ===========   =========    ===========   =============
Net loss per limited
   partner unit               $   (126.51 )$     (65.37) $     (51.80)$      (107.43)$    (17.28)$        (9.96)$        (67.51)
                                ==========    ==========    ==========    ===========   =========    ===========   =============
Outstanding weighted
   limited partner units           18,000        18,000        18,000         18,000      18,000         18,000          18,000
                                ==========    ==========    ==========    ===========   =========    ===========   =============


Note 1 - Loss from operations in 2000 includes a charge for impairment losses on investments in limited partnerships of $955,804.
(See Note 2 to the audited financial statements.)
                                                                                                                 For the
                                             For the Years Ended                     For the Three Months      Years Ended
                                                  March 31                              Ended March 31         December 31
                              --------------------------------------------------    -----------------------    ------------

                                2003          2002         2001          2000         1999         1998           1998
                              ----------   -----------   ----------    ---------    ---------    ----------    ------------
                                                                                                 (Unaudited)
Net cash provided by
  (used in):

   Operating activities     $   (15,136) $   (122,013) $  (295,186)  $  (59,825)  $  (45,335)  $    27,295   $      60,991

   Investing activities         (44,614)      179,985      (50,630)    (485,313)       6,043      (515,359)     (1,129,210)
                              ----------   -----------   ----------    ---------    ---------    ----------    ------------
Net change in cash and
   cash equivalents             (59,750)       57,972     (345,816)    (545,138)     (39,292)     (488,064)     (1,068,219)

Cash and cash
   equivalents, beginning
   of period                     78,098        20,126      365,942      911,080      950,372     2,018,591       2,018,591
                              ----------   -----------   ----------    ---------    ---------    ----------    ------------
Cash and cash
   equivalents, end of
   period                   $    18,348  $     78,098  $    20,126   $  365,942   $  911,080   $ 1,530,527   $     950,372
                              ==========   ===========   ==========    =========    =========    ==========    ============

Low Income Housing Credit per Unit was as follows for the years ended December 31:

                                                       2002          2001           2000          1999            1998
                                                    -----------   ------------   -----------   ------------    -----------

Federal                                           $        131  $         134  $        136  $         137   $        131
State                                                        -              -             -              -              -
                                                    -----------   ------------   -----------   ------------    -----------

Total                                             $        131  $         134  $        136  $         137   $        131
                                                    ===========   ============   ===========   ============    ===========

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Company believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Uncertainty and Commitments with Respect to Investments in Alliance and Hastings

The  Partnership  has two  investments  accounted  for under the equity  method, consisting of 99% limited partnership interests in each of Alliance Apartments I, Limited Partnership ("Alliance") and Hastings Apartments I, Limited
Partnership ("Hastings"), and previously had a 99% limited partnership investment in Evergreen Apartments I, Limited Partnership ("Evergreen").

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

Uncertainty with Respect to Investments in Cascade, Patten Towers and Heritage

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing; management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the recapture of tax credits and certain prior tax deductions. The carrying value of its investment in Cascade is $0 at March 31, 2003. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

One Local Limited Partnership, Patten Towers, in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,025,000 as of December 31, 2002 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds. Patten Towers failed to make timely principal payments of approximately $200,000 for the year ended December 31, 2002 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is attempting to negotiate a refinance of the bonds, but as of July 8, 2003 the past due principal payments owed have not been paid and the bonds are fully payable under the event of a default. The lender is working with Patten Towers to assist in improving property operations and has held off pursuing foreclosure action against the property. There can be no assurances that Patten Towers will be successful in its negotiations. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender which would result in the loss and potential cessation and recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which approximated $806,000 at March 31, 2003. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty. At March 31, 2003, the Partnership had advanced $133,268 to Patten Towers to facilitate a workout plan. A promissory note was executed by the Partnership and Patten Towers for the aforementioned advance totaling $132,473 plus interest equal to 10% per annum, payable by Patten Towers on demand or by August 9, 2012.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which approximated $485,000 at March 31, 2003. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $18,000 in cash and aggregate investments in the 17 Local Limited Partnerships of $6,780,000 and receivables of $133,000. Liabilities at March 31, 2003 primarily consisted of $4,000 of accrued expenses and $274,000 due to general partner or affiliates for advances.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002 The Partnership's net loss for the year ended March 31, 2003 was $(2,300,000), reflecting an increase of $(1,112,000) from the net loss experienced for the year ended March 31, 2000 of $(1,188,000). The increase in net loss is due, primarily to an increase in the equity in losses of limited partnerships which increased by $(920,000) along with a decrease in income of $14,000 and gain on sale of investment of $170,000 and an increase in other operating expenses of $7,000.

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

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002 Net decrease in cash for the year ended March 31, 2003 was $(60,000) compared to a net increase in cash for the year ended March 31, 2002 of $58,000. The change of $(118,000) was due primarily to the change of $(225,000) in investing activities along with change of $107,000 in cash provided by operating activities. The change in investing activities resulted primarily from the proceeds of $170,000 from the sale of the Evergreen investment in the prior year, along with the decrease in cash advances to limited partnerships of $73,000 offset by a decrease in capitalized acquisition cost of $10,000 and decrease of $2,000 in distributions from limited partnership. The change in operating activities was caused primarily by the decrease in other operating expenses of $145,000.

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

During the year ended March 31, 2003 and 2002, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $186,000 and $48,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership does not expect its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through September 30, 2004.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2003:

                                   2004       2005        2006        2007       2008       Thereafter      Total

                                 ---------  ----------  ----------  ---------  ---------  -----------    ------------

Asset Management Fees          $  185,625 $    49,500 $    49,500 $   49,500 $   49,500 $  2,079,000   $   2,462,625
Capital Contributions
   Payable to Lower Tier
   Partnerships                         -           -           -          -          -            -               -
                                 ---------  ----------  ----------  ---------  ---------  -----------    ------------
Total contractual cash
   obligations                 $  185,625 $    49,500 $    49,500 $   49,500 $   49,500 $  2,079,000   $   2,462,625
                                 =========  ==========  ==========  =========  =========  ===========    ============

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partners as of March 31, 2003 have been included in the 2004 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For  additional   information  on  our  Asset  Management  Fees  to  Lower  Tier
Partnerships, see Note 4 to the financial statements included elsewhere herein.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnerhip's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 did not have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The partnership is currently evaluating whether FIN 46 will have a material impact on the Partnership's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 85% and 87% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 98%, 96% and 68% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

As more thoroughly discussed in Note 3 to the financial statements, the Partnership was unable to obtain audited financial statements for one of its investments, Cascade Pines, L.P., II, ("Cascade Pines"), as of and for the year ended December 31, 2002. The Partnership's investment in Cascade Pines had a zero balance (unaudited) as of March 31, 2003. The results of operations recorded by the Partnership with respect to its investment in Cascade Pines during the year ended March 31, 2003, totaled $1,239,000 (unaudited), of which it recorded $567,000 (unaudited) to reduce its investment in Cascade to zero.

In our opinion, except for the effects of such adjustments and disclosures, if any, as might have been determined to be necessary had an audit of the 2002 financial statements of Cascade Pines been obtained, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As further discussed in Note 7 to the accompanying financial statements, the Partnership retains an interest in two partnerships, Heritage and Patten Towers. The carrying value of the Partnership's interest in the two partnerships aggregated $1,291,000 at March 31, 2003. Certain issues exist that create uncertainty as to the ability of each Partnership to ultimately realize its investment in such Local Limited Partnerships.

The Partnership currently has insufficient working capital to fund its operations. As discussed in Note 7 to the accompanying financial statements, WNC & Associates, Inc., has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2004.


                                                /s/  BDO SEIDMAN, LLP

Costa Mesa, California
July 8, 2003

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                                            March 31
                                                                                   ---------------------------------
                                                                                       2003              2002
                                                                                   -------------    ----------------
ASSETS

Cash and cash equivalents                                                        $       18,348   $          78,098
Investments in limited  partnerships,  net (Notes 2, 3, 4, and 7)                     6,780,198           8,970,406
Receivables from Limited Partners                                                       133,268                   -
                                                                                   -------------    ----------------

                                                                                 $    6,931,814   $       9,048,504
                                                                                   =============    ================

LIABILITIES AND PARTNERS' EQUITY
   (DEFICIT)

Liabilities:
   Accrued expenses                                                              $        4,000   $           6,067
   Accrued fees and advances due to General
     Partner and affiliates (Note 4)                                                    273,603              87,990
                                                                                   -------------    ----------------

     Total liabilities                                                                  277,603              94,057
                                                                                   -------------    ----------------

Commitments and contingencies (Notes 2, 3 and 7)

Partners' equity (deficit):
   General partner                                                                     (108,949)            (85,947)
   Limited partners (25,000 units authorized,
     18,000 units issued and outstanding)                                             6,763,160           9,040,394
                                                                                   -------------    ----------------

     Total partners' equity                                                           6,654,211           8,954,447
                                                                                   -------------    ----------------

                                                                                 $    6,931,814   $       9,048,504
                                                                                   =============    ================


See report of independent certified public accountants and accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                                 For the Years Ended
                                                                                       March 31
                                                                    -----------------------------------------------
                                                                       2003            2002             2001
                                                                    ------------   -------------   ----------------

Interest income                                                   $         402  $        2,008 $            9,790
Reporting fees                                                           14,823          27,078             18,049
                                                                    ------------   -------------   ----------------

Total income                                                             15,225          29,086             27,839
                                                                    ------------   -------------   ----------------

Operating expenses:
   Amortization (Notes 3 and 4)                                          38,580          38,580             44,044
   Asset management fees (Note 4)                                        49,500          49,500             50,152
   Legal, accounting and other                                           81,139          73,426            218,828
                                                                    ------------   -------------   ----------------

    Total operating expenses                                            169,219         161,506            313,024
                                                                    ------------   -------------   ----------------

Loss from operations                                                   (153,994)       (132,420)          (285,185)

Equity in losses of limited
    partnerships (Note 3)                                            (2,146,242)     (1,225,735)          (656,711)
Gain on sale of investment in limited
  partnership interest (Note 2)                                               -         169,691                  -
                                                                    ------------   -------------   ----------------

Net loss                                                          $  (2,300,236) $   (1,188,464)$         (941,896)
                                                                    ============   =============   ================

Net loss allocated to:
   General partner                                                $     (23,002) $      (11,885)$           (9,419)
                                                                    ============   =============   ================

   Limited partners                                               $  (2,277,234) $   (1,176,579)$         (932,477)
                                                                    ============   =============   ================

Net loss per limited partner unit                                 $     (126.51) $       (65.37)$           (51.80)
                                                                    ============   =============   ================

Outstanding weighted limited
  partner units                                                          18,000          18,000             18,000
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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001



                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $        (64,643) $      11,149,450    $     11,084,807

Net loss                                                            (9,419)          (932,477)           (941,896)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001                       (74,062)        10,216,973          10,142,911

Net loss                                                           (11,885)        (1,176,579)         (1,188,464)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002                       (85,947)         9,040,394           8,954,447

Net loss                                                           (23,002)        (2,277,234)         (2,300,236)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2003              $       (108,949) $       6,763,160    $      6,654,211
                                                            ===============    ===============     ===============

See report of independent certified public accountants and accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended
                                                                            March 31
                                                         ------------------------------------------------

                                                            2003             2002              2001
                                                         ------------     ------------     --------------
Cash flows from operating activities:
   Net loss                                            $  (2,300,236)   $  (1,188,464)   $      (941,896)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
    Amortization                                              38,580           38,580             44,044
    Equity in losses of limited
      partnerships                                         2,146,242        1,225,735            656,711
    Gain on sale of investment in Limited
     Partnership                                                   -         (169,691)                 -
    Change in accrued fees and
      expenses due to General Partner
      and affiliates                                         102,345           48,459             12,991
    Change in accrued expenses                                (2,067)         (76,632)           (67,036)
                                                         ------------     ------------     --------------

Net cash used in operating activities                        (15,136)        (122,013)          (295,186)
                                                         ------------     ------------     --------------

Cash flows from investing activities:
   Investments in limited partnerships, net                        -                -            (72,938)
   Capitalized acquisition costs and fees                          -                -             10,452
   Distributions from limited
     partnerships                                              5,386           10,294             11,856
   Proceeds on sale of investment is Limited
    Partnership, net                                               -          169,691                  -
   Advances to Local Limited Partnerships                   (133,268)               -                  -
   Advances from WNC                                          83,268                -                  -
                                                         ------------     ------------     --------------

Net cash provided by (used in)
  investing activities                                       (44,614)         179,985            (50,630)
                                                        ------------     ------------     --------------

Net increase (decrease) in cash and cash
   equivalents                                               (59,750)          57,972           (345,816)

Cash and cash equivalents, beginning of period                78,098           20,126            365,942
                                                         ------------     ------------     --------------

Cash and cash equivalents, end of period               $      18,348    $      78,098    $        20,126
                                                         ============     ============     ==============

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
   Taxes paid                                          $         800    $         800    $           800
                                                         ============     ============     ==============


See report of independent certified public accountants and accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001




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

The general partner is WNC & Associates, Inc. ("WNC"). The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 3 and 4).

Losses from Local Limited Partnerships for the years ended March 31, 2003, 2002 and 2001 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Losses from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001




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

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2003 and 2002, the Partnership had no cash equivalents.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2003, 2002 and 2001, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnerhip's financial position or results of operations.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 did not have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The partnership is currently evaluating whether FIN 46 will have a material impact on the Partnership's financial position or results of operations.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 2 - UNCERTAINTY AND COMMITMENTS WITH RESPECT TO INVESTMENTS IN ALLIANCE AND
--------------------------------------------------------------------------------
         HASTINGS
         --------

The  Partnership  has two  investments  accounted  for under the equity  method, consisting of 99% limited partnership interests in each of Alliance Apartments I, Limited Partnership ("Alliance") and Hastings Apartments I, Limited
Partnership ("Hastings"), and previously had a 99% limited partnership investment in Evergreen Apartments I, Limited Partnership ("Evergreen").

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

Due to the operational difficulties and negative cash flows in 2000, the lender of these two Local Limited Partnerships commenced foreclosure procedures. As a result, the Partnership, Alliance, Hastings, and a WNC subsidiary executed a workout agreement with their lender (the "Agreement"), which was effective December 14, 2001. The balance of the indebtedness due and owing to the lender by Alliance was satisfied by the execution of two promissory notes. The first note totals $116,000, bears interest at 7% per annum, and requires principal and interest payments totaling $800 per month through February 2011, at which date the unpaid principal balance is due. The second note totals $328,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due February 2011. The balance of the indebtedness due and owing to the lender by Hastings was also satisfied by the execution of two promissory notes. The first note totals
$165,000, bears interest at 7% per annum, and requires principal and interest payments totaling $1,100 per month through September 2011, at which date the unpaid principal is due. The second note totals $261,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due September 2011. The Partnership and a WNC subsidiary have executed a guarantee for the payment of both notes of Alliance and Hastings. In addition, several other commitments were made. Alliance and Hastings executed a grant deed to the lender in the event that either entity defaults under the terms and provisions of the notes. The deeds are held in escrow, and if Alliance or Hastings defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership has assigned the lender as additional collateral its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships are prohibited from selling, assigning, transferring or further encumbering the Housing Complexes retained by each Local Limited Partnership.

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

On July 19, 2001, Evergreen's Housing Complex was sold for a gross sales price of $1,300,000, which after payment of its outstanding loans and closing costs, yielded net proceeds to the Partnership of approximately $170,000 in the form of a return of advances. As the investment in Evergreen together with cash advances had been previously impaired, the entire proceeds were reflected as a gain on sale of investments in Limited Partnerships of $169,691, for the year ended March 31, 2002. Due to the sale of the property, approximately $428,000 (unaudited) of tax credits is no longer available to the Partnership's investors ($23.80 per Limited Partner Unit). In addition, there can be no assurance that tax credits and loss deductions previously taken will not be subject to recapture in the future.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001




NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2003, the Partnership has acquired limited partnership interests in 17 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,120 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amounts.

As of July 8, 2003, the Partnership had not obtained audited financial statements for one of its investments, Cascade Pines, L.P., II ("Cascade Pines"), as of and for the year ended December 31, 2002. As a result, the Partnership has not included the financial information of Cascade Pines in the combined condensed financial statements presented herein. The Partnership's investment in Cascade Pines totaled $0 (unaudited) at March 31, 2003. The Partnership's estimate of its interest in the results of operations of Cascade Pines totaled $(1,239,000) (unaudited) for the year ended March 31, 2003, of which it recorded $567,000 (unaudited) to reduce its investment in Cascade to zero. The combined condensed financial information presented in this footnote for 2001 and 2000 has been restated to also exclude the amounts of Cascade Pines. The combined condensed financial statements presented herein for December 31, 2001 previously included total assets of $8,871,000 and net losses of $(452,000) for Cascade Pines. The combined condensed financial statements presented herein for December 31, 2000 previously included net losses of $(1,000) for Cascade Pines.

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheet at March 31, 2003 and 2002, are approximately $96,000 and $863,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is partially due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account, unrecorded losses and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements. The Partnership's investment is lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31, and the impairment of two Local Limited
Partnerships (see Note 2). The Partnership's investment is higher than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements as Cascade Pines has been excluded from such statements.

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

At March 31, 2003, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2003, 2002 and 2001 amounting to approximately $583,000, $6,000 and $92,000, respectively, have not been recognized. As of March 31, 2003, the aggregate share of net losses not recognized by the Partnership amounted to $681,000.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                For the Years Ended
                                                                                      March 31
                                                                 ---------------------------------------------------

                                                                     2003              2002              2001
                                                                 -------------    ---------------   ----------------

Investments per balance sheet, beginning of period             $    8,970,406   $     10,245,015         10,968,078
Capitalized acquisition fees and costs                                      -                  -            (10,452)
Distributions received                                                 (5,386)           (10,294)           (11,856)
Equity in losses of limited partnerships                           (2,146,242)        (1,225,735)          (656,711)
Amortization of capitalized acquisition fees
   and costs                                                          (38,580)           (38,580)           (44,044)
                                                                 -------------    ---------------   ----------------

Investments per balance sheet, end of period                   $    6,780,198   $      8,970,406         10,245,015
                                                                 =============    ===============   ================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (Combined condensed financial information for Cascade Pines, L.P., II has been excluded from the presentation below. Evergreen has been excluded from all years presented below. See Note 2 for further discussion):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2002               2001
                                                                                ---------------    ---------------
                                                                                                     (restated)
ASSETS

Land                                                                          $      2,303,000   $      2,303,000
Buildings and improvements, net of accumulated
  depreciation for 2002 and 2001 of $7,891,000 and
  $6,623,000, respectively                                                          29,994,000         31,027,000
Other assets (including due from affiliates of $4,000
   and $13,000, respectively)                                                        2,094,000          2,599,000
                                                                                ---------------    ---------------

                                                                              $     34,391,000   $     35,929,000
                                                                                ===============    ===============

LIABILITIES

Mortgage and construction loans payable                                       $     20,888,000   $     21,466,000
Due to related parties                                                               2,651,000          2,214,000
Other liabilities                                                                    1,163,000          1,093,000
                                                                                ---------------    ---------------

                                                                                    24,702,000         24,773,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund V, L.P., Series 3                                        6,684,000          8,107,000
Other partners                                                                       3,005,000          3,049,000
                                                                                ---------------    ---------------

                                                                                     9,689,000         11,156,000
                                                                                ---------------    ---------------

                                                                              $     34,391,000   $     35,929,000
                                                                                ===============    ===============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS


                                                                 2002                2001               2000
                                                            ---------------     ---------------    ---------------
                                                                                    (restated)         (restated)

Revenues                                                  $      3,581,000    $      3,978,000   $      3,752,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,730,000           2,453,000          2,139,000
  Interest expense                                                 990,000           1,076,000          1,047,000
  Depreciation and amortization                                  1,316,000           1,315,000          1,296,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                5,036,000           4,844,000          4,482,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $     (1,455,000)   $       (866,000)  $       (730,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership, before equity
   in losses of Cascade Pines                             $     (1,416,000)   $       (806,000)  $       (644,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership, before equity in
   losses of Cascade Pines                                $     (1,579,000)   $       (774,000)  $       (656,000)

Net loss of Cascade Pines recorded by the Partnership
   (unaudited)                                                    (567,000)           (452,000)            (1,000)

                                                            ---------------     ---------------    ---------------

Net loss recorded by the Partnership                      $     (2,146,000)   $     (1,226,000)  $       (657,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur (furthermore, see Note 7).

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001




NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2003 and 2002, the Partnership incurred total acquisition fees of $1,200,785, which have been included in investments in limited partnerships. Accumulated amortization of these capitalized costs was $478,736 and $339,575 as of March 31, 2003 and 2002, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2003, $104,086, $4,827 and $126,614 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2003, 2002 and 2001, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of March 31, 2003 and 2002, the Partnership incurred acquisition costs of $120,510, which have been included in investments in limited partnerships. Accumulated amortization was $46,591 and $32,871 as of March 31, 2003 and 2002, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2003, $10,216, $0 and $12,806 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2003, 2002 and 2001, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Management fees of $49,500, $49,500 and $50,152 were incurred during the years ended March 31, 2003, 2002 and 2001, respectively, of which $0, $0 and $12,375 were paid, respectively.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001




NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                                               March 31
                                                                                     -----------------------------

                                                                                        2003            2002
                                                                                     ------------   --------------

Advances from WNC                                                                  $     137,478  $         1,365

Asset management fees payable                                                            136,125           86,625
                                                                                     ------------   --------------

Total                                                                              $     273,603  $        87,990
                                                                                     ============   ==============

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003
               ----

Income                                $              -    $             -   $             -    $        15,000

Operating expenses                             (36,000)           (77,000)          (28,000)           (28,000)

Equity in losses of limited
     partnerships                             (269,000)          (269,000)         (269,000)        (1,339,000)

Net loss                                      (305,000)          (346,000)         (297,000)        (1,352,000)

Loss available to limited partners            (302,000)          (342,000)         (294,000)        (1,339,000)

Loss per limited partner unit                      (17)               (19)              (16)               (74)

               2002
               ----

Income                                $              -    $         1,000   $         1,000    $        27,000

Operating expenses                             (41,000)           (40,000)          (79,000)            (2,000)

Equity in losses of limited
     partnerships                             (139,000)          (139,000)         (139,000)          (808,000)

Gain on sale of investment of
     Limited partnership interest                    -            168,000                 -              2,000

Net loss                                      (180,000)           (10,000)         (217,000)          (781,000)

Loss available to limited partners            (179,000)           (10,000)         (215,000)          (772,000)

Loss per limited partner unit                      (10)                (1)              (12)               (42)

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 6 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

During 2000, WNC identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership had 99% limited partnership investments in three of those six Local Limited Partnerships. Those investments are Alliance Apartments I, Evergreen Apartments I and Hastings Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs alleged that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000. The Partnerships allocated share of $17,500 had been accrued in full at March 31, 2001 and paid in full at March 31, 2002.

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing; management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the recapture of tax credits and certain prior tax deductions. The carrying value of its investment in Cascade is $0 at March 31, 2003. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,025,000 as of December 31, 2002 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds. Patten Towers failed to make timely principal payments of approximately $200,000 for the year ended December 31, 2002 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is attempting to negotiate a refinance of the bonds, but as of July 8, 2003 the past due principal payments owed have not been paid and the bonds are fully payable under the event of a default. The lender is working with Patten Towers

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



 NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued
 -------------------------------------------------

to assist in improving property operations and has held off pursuing foreclosure action against the property. There can be no assurances that Patten Towers will be successful in its negotiations. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender which would result in the loss and potential cessation and recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which approximated $806,000 at March 31, 2003. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty. At March 31, 2003, the Partnership had advanced $133,268 to Patten Towers to facilitate a workout plan. A promissory note was executed by the Partnership and Patten Towers for the aforementioned advance totaling $132,473 plus interest equal to 10% per annum, payable by Patten Towers on demand or by August 9, 2012.

The Partnership has a 99% limited partnership interest in Patten Towers. The Local General Partner, Patten Towers, LLC, of Patten Towers was replaced. During the removal process, various unspecified claims were made by members of Patten Towers, LLC against Patten Towers regarding such removal. To date, those claims have not been specified. Accordingly, the management of Patten Towers and WNC cannot assess the outcome of this lawsuit or its impact, if any, on the Partnership's financial statements.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which approximated $485,000 at March 31, 2003. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2004.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

The  Partnership has no directors,  executive  officers or employees of its own.
The following biographical information is presented for the directors, executive
officers  and   significant   employees  of  Associates,   which  has  principal
responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable
                                                                      ----------
Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit
---------------     -------------------
Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester P. Garban, age 57, is Senior Vice President - Institutional Investments of Associates Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.





(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Inapplicable.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit Committee Financial Expert
     --------------------------------

     Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Fees of $49,500, $49,500 and $50,152 were incurred during the years ended March 31, 2003, 2002 and 2001, respectively. The Partnership paid the General Partner or its affiliates $0, $0 and $12,375 of these fees during the years ended March 31, 2003, 2002 and 2001.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000, $24,000 and $25,000 for the General Partner for the years ended December 31, 2002, 2001and 2000, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2003, 2002 and 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     Inapplicable

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

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

     (c)  Security Ownership of Management
          --------------------------------

          Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

     (d)  Changes in Control
          ------------------

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

Item 14. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements
--------------------

(a)(1)    Financial statements included in Part II hereof:
          ------------------------------------------------

          Report of Independent Certified Public Accountants
          Balance Sheets, March 31, 2003 and 2002
          Statements of Operations for the years ended March 31, 2003, 2002 and
            2001
          Statements of Partners' Equity (Deficit) for the years ended March 31,
            2003, 2002 and 2001
          Statements of Cash Flows for the years ended March 31, 2003, 2002 and
            2001
          Notes to Financial Statements

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

99.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.3 Financial statements of Blessed Rock of El Monte, for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; filed as exhibit 99.3 on Form 10-K dated March 31, 2002; a significant subsidiary of the Partnership.

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          ---------------------------------------
          (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3


The audits referred to in our report dated July 8, 2003, relating to the 2003, 2002 and 2001 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules listed in Item 15(a)2, are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of the Partnership to obtain audited financial statements of one Local Limited Partnership and an emphasis paragraph related to the Partnership's insufficient working capital.

In our opinion, except for the effect of such audit scope limitation, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                              /s/  BDO SEIDMAN, LLP


Costa Mesa, California
July 8, 2003

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I     Alliance,
Limited Partnership       Nebraska              $ 604,000      $ 604,000      $ 591,000      $ 1,549,000   $  296,000    $ 1,253,000

Blessed Rock              El Monte,
of El Monte               California            2,511,000       2,511,00      3,686,000        9,308,000    1,109,000      8,199,000

Broadway Apartments,      Hobbs, New
Limited Partnership       Mexico                2,029,000      2,029,000      1,358,000        3,427,000      730,000      2,697,000

Cascade Pines,            Atlanta,
L.P. II                   Georgia               1,347,000      1,347,000              *                *            *              *

Curtis Associates         Curtis,
I, L.P.                   Nebraska                 88,000         88,000        421,000          519,000      115,000        404,000

Escatawpa Village
Associates, Limited       Escatawpa,
Partnership               Mississippi             249,000        249,000        887,000        1,418,000      301,000      1,117,000

Hastings Apartments I,    Hastings,
Limited Partnership       Nebraska                542,000        542,000        584,000        1,335,000      267,000      1,068,000

Heritage                  Berkeley,
Apartments I, L.P.        Missouri                752,000        752,000        635,000        1,680,000      319,000      1,361,000

Hillcrest
Associates, a             Ontario,
Limited Partnership       Oregon                  354,000        354,000      1,287,000        1,700,000      354,000      1,346,000

Patten Towers,            Chattanooga,
L.P. II                   Tennessee             2,154,000      2,154,000      6,025,000       11,115,000    2,720,000      8,395,000

*    Results of Cascade Pines, L.P. II have not been audited and have thus been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Prairieland
Properties of             Syracuse,
Syracuse II, L.P.         Kansas                   85,000         85,000        330,000          511,000      112,000        399,000

Raymond S. King           Greensboro,
Apartments                North
Limited Partnership       Carolina                437,000        437,000        782,000        1,096,000      212,000        884,000

Rosedale Limited          Silver City,
Partnership               New Mexico              309,000        309,000      1,310,000        1,684,000      421,000      1,263,000

Shepherd South
Apartments I,             Shepherd,
Ltd.                      Texas                   121,000        121,000        562,000          746,000      159,000        587,000

Solomon                   Solomon,
Associates I, L.P.        Kansas                  138,000        138,000        564,000          717,000      183,000

Talladega County          Talladega,
Housing Ltd.              Alabama                 653,000        653,000        786,000        1,478,000      285,000      1,193,000

The Willows
Apartments                Morganton,
Limited                   North
Partnership               Carolina                841,000        841,000      1,080,000        1,905,000      308,000      1,597,000
                                             ------------   ------------    -----------      -----------  -----------   ------------
                                             $ 13,214,000   $  13,214,00    $20,888,000      $40,188,000  $ 7,891,000   $ 32,297,000
                                             ============   ============    ===========      ===========  ===========   ============


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                                ---------------------------------------------------------------------------------
                                                              For the year ended December 31, 2002
                                                ---------------------------------------------------------------------------------
                                                    Rental        Net Income     Year Investment                Estimated Useful
          Partnership Name                          Income          (Loss)          Acquired        Status        Life (Years)
---------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                         $ 72,000      $ (37,000)        Completed         1997             40

Blessed Rock of El Monte                             796,000        (49,000)        Completed         1997             40

Broadway Apartments, Limited Partnership
                                                     218,000       (207,000)        Completed         1997             40

Cascade Pines, L.P. II                                     *              *         Completed         1997             40

Curtis Associates I, L.P.                             46,000        (11,000)        Completed         1997           27.5

Escatawpa Village Associates, Limited
Partnership                                          137,000        (34,000)        Completed         1997           27.5

Hastings Apartments I, Limited
Partnership                                           70,000        (38,000)        Completed         1996             40

Heritage Apartments I, L.P.                          122,000        (38,000)        Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          187,000        (17,000)        Completed         1997             40

Patten Towers, L.P. II                             1,190,000       (760,000)        Completed         1996           27.5

Prairieland Properties of Syracuse II,
L.P.                                                  36,000         (9,000)        Completed         1997           27.5

Raymond S. King Apartments Limited
Partnership                                           73,000       (123,000)        Completed         1997             30

Rosedale Limited Partnership                         134,000        (37,000)        Completed         1997             30

Shepherd South Apartments I, Ltd.                    103,000          9,000         Completed         1996             40

Solomon Associates I, L.P.                            55,000        (20,000)        Completed         1997           27.5

Talladega County Housing Ltd.                         95,000        (47,000)        Completed         1996             40

The Willows Apartments Limited
Partnership                                          126,000        (37,000)        Completed         1997             40
                                                 -----------   -------------
                                                 $ 3,460,000   $ (1,455,000)
                                                 ===========   =============
*    Results of Cascade Pines, L.P. II have not been audited and have thus been excluded. See Note 3 to the financial statements and report of independent certified public accountants.


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I     Alliance,
Limited Partnership       Nebraska              $ 604,000      $ 604,000      $ 592,000      $ 1,549,000   $  258,000    $ 1,291,000

Blessed Rock              El Monte,
of El Monte               California            2,511,000       2,511,00      3,721,000        9,300,000      901,000      8,399,000

Broadway Apartments,      Hobbs, New
Limited Partnership       Mexico                2,029,000      2,029,000      1,371,000        3,428,000      586,000      2,842,000

Cascade Pines,            Atlanta,
L.P. II                   Georgia               1,347,000      1,347,000              *                *            *              *

Curtis Associates         Curtis,
I, L.P.                   Nebraska                 88,000         88,000        424,000          519,000       97,000        422,000

Escatawpa Village
Associates, Limited       Escatawpa,
Partnership               Mississippi             249,000        249,000        890,000        1,417,000      250,000      1,167,000

Hastings Apartments I,    Hastings,
Limited Partnership       Nebraska                542,000        542,000        585,000        1,335,000      227,000      1,108,000

Heritage                  Berkeley,
Apartments I, L.P.        Missouri                752,000        752,000        650,000        1,679,000      260,000      1,419,000

Hillcrest
Associates, a             Ontario,
Limited Partnership       Oregon                  354,000        354,000      1,291,000        1,700,000      316,000      1,384,000

Patten Towers,            Chattanooga,
L.P. II                   Tennessee             2,154,000      2,154,000      6,463,000       10,894,000    2,303,000      8,591,000

*    Results of Cascade Pines, L.P. II have not been audited and have thus been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Prairieland
Properties of             Syracuse,
Syracuse II, L.P.         Kansas                   85,000         85,000        376,000          511,000       94,000        417,000

Raymond S. King           Greensboro,
Apartments                North
Limited Partnership       Carolina                437,000        437,000        782,000        1,096,000      181,000        915,000

Rosedale Limited          Silver City,
Partnership               New Mexico              309,000        309,000      1,314,000        1,681,000      363,000      1,318,000

Shepherd South
Apartments I,             Shepherd,
Ltd.                      Texas                   121,000        121,000        564,000          744,000      134,000        610,000

Solomon                   Solomon,
Associates I, L.P.        Kansas                  138,000        138,000        565,000          717,000      154,000        563,000

Talladega County          Talladega,
Housing Ltd.              Alabama                 653,000        653,000        787,000        1,477,000      242,000      1,235,000

The Willows
Apartments                Morganton,
Limited                   North
Partnership               Carolina                841,000        841,000      1,091,000        1,905,000      256,000      1,649,000
                                             ------------   ------------    -----------      -----------  -----------   ------------
                                             $ 13,214,000   $  13,214,00    $21,466,000      $39,952,000  $ 6,622,000   $ 33,330,000
                                             ============   ============    ===========      ===========  ===========   ============


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                ---------------------------------------------------------------------------------
                                                              For the year ended December 31, 2001
                                                ---------------------------------------------------------------------------------
                                                    Rental        Net Income     Year Investment                Estimated Useful
          Partnership Name                          Income          (Loss)         Acquired        Status        Life (Years)
---------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                         $ 74,000      $ (38,000)        Completed         1997             40

Blessed Rock of El Monte                             742,000       (103,000)        Completed         1997             40

Broadway Apartments, Limited Partnership
                                                     307,000       (174,000)        Completed         1997             40

Cascade Pines, L.P. II                                     *              *         Completed         1997             40

Curtis Associates I, L.P.                             65,000        (16,000)        Completed         1997           27.5

Escatawpa Village Associates, Limited
Partnership                                          126,000        (38,000)        Completed         1997           27.5

Hastings Apartments I, Limited
Partnership                                           74,000        (39,000)        Completed         1996             40

Heritage Apartments I, L.P.                          113,000        (41,000)        Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          187,000        (11,000)        Completed         1997             40

Patten Towers, L.P. II                             1,505,000       (252,000)        Completed         1996           27.5

Prairieland Properties of Syracuse II,
L.P.                                                  55,000        (11,000)        Completed         1997           27.5

Raymond S. King Apartments Limited
Partnership                                           73,000        (38,000)        Completed         1997             30

Rosedale Limited Partnership                         131,000        (30,000)        Completed         1997             30

Shepherd South Apartments I, Ltd.                     89,000         (7,000)        Completed         1996             40

Solomon Associates I, L.P.                            97,000        (12,000)        Completed         1997           27.5

Talladega County Housing Ltd.                         95,000        (19,000)        Completed         1996             40

The Willows Apartments Limited
Partnership                                          120,000        (37,000)        Completed         1997             40
                                                 -----------     -----------
                                                $ 3,853,000      $ (866,000)
                                                ============     ===========

*    Results of Cascade Pines, L.P. II were not audited in 2002 and have thus been excluded to aid
     comparability. See Note 3 to the financial statements     and report of independent certified
     public accounts.


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I     Alliance,
Limited Partnership       Nebraska              $ 604,000      $ 604,000      $ 598,000      $ 1,549,000   $  219,000    $ 1,330,000

Blessed Rock              El Monte,
of El Monte               California            2,511,000       2,511,00      3,754,000        9,300,000      695,000      8,605,000

Broadway Apartments,      Hobbs, New
Limited Partnership       Mexico                2,029,000      2,029,000      1,375,000        3,428,000      442,000      2,986,000

Cascade Pines,            Atlanta,
L.P. II                   Georgia               1,347,000      1,347,000              *                *            *              *

Curtis Associates         Curtis,
I, L.P.                   Nebraska                 88,000         88,000        424,000          497,000       79,000        418,000

Escatawpa Village
Associates, Limited       Escatawpa,
Partnership               Mississippi             249,000        249,000        893,000        1,417,000      200,000      1,217,000

Evergreen Apartments I    Oulsa,
Limited Partnership       Oklahoma                549,000        549,000              *                *            *              *

Hastings Apartments I,    Hastings,
Limited Partnership       Nebraska                542,000        542,000        586,000        1,334,000      186,000      1,148,000

Heritage                  Berkeley,
Apartments I, L.P.        Missouri                752,000        752,000        664,000        1,679,000      200,000      1,479,000

Hillcrest
Associates, a             Ontario,
Limited Partnership       Oregon                  354,000        354,000      1,295,000        1,700,000      277,000      1,423,000


*    Results of Cascade Pines, L.P. II have not been audited and have thus been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Patten Towers,            Chattanooga,
L.P. II                   Tennessee             2,154,000      2,154,000      6,595,000       10,893,000    1,886,000      9,007,000


Prairieland
Properties of             Syracuse,
Syracuse II, L.P.         Kansas                   85,000         85,000        325,000          511,000       75,000        436,000

Raymond S. King           Greensboro,
Apartments                North
Limited Partnership       Carolina                437,000        437,000        782,000        1,096,000      150,000        946,000

Rosedale Limited          Silver City,
Partnership               New Mexico              309,000        309,000      1,317,000        1,681,000      307,000      1,374,000

Shepherd South
Apartments I,             Shepherd,
Ltd.                      Texas                   121,000        121,000        570,000          738,000      111,000        627,000

Solomon                   Solomon,
Associates I, L.P.        Kansas                  138,000        138,000        579,000          719,000      128,000        591,000

Talladega County          Talladega,
Housing Ltd.              Alabama                 653,000        653,000        796,000        1,472,000      199,000      1,273,000

The Willows
Apartments                Morganton,
Limited                   North
Partnership               Carolina                841,000        841,000      1,101,000        1,904,000      205,000      1,699,000
                                             ------------   ------------    -----------      -----------  -----------   ------------
                                             $ 13,763,000   $  13,763,00    $21,654,000      $39,918,000  $ 5,359,000   $ 34,559,000
                                             ============   ============    ===========      ===========  ===========   ============


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2000
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment               Estimated Useful
          Partnership Name               Income         loss           Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                        $  64,000      $ (45,000)        Completed         1997             40

Blessed Rock of El Monte                             693,000       (160,000)        Completed         1997             40

Broadway Apartments, Limited Partnership
                                                     256,000       (190,000)        Completed         1997             40

Cascade Pines, L.P. II                                     *              *         Completed         1997             40

Curtis Associates I, L.P.                             43,000        (12,000)        Completed         1997           27.5

Escatawpa Village Associates, Limited
Partnership                                          119,000        (33,000)        Completed         1997           27.5

Evergreen Apartments I Limited
Partnership                                                *              *         Completed         1996             40

Hastings Apartments I, Limited
Partnership                                           77,000        (43,000)        Completed         1996             40

Heritage Apartments I, L.P.                          112,000        (39,000)        Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          190,000         (8,000)        Completed         1997           27.5

Patten Towers, L.P. II                             1,486,000        (28,000)        Completed         1996           27.5

Prairieland Properties of Syracuse II,
L.P.                                                  35,000        (16,000)        Completed         1997           27.5

Raymond S. King Apartments Limited
Partnership                                           68,000        (24,000)        Completed         1997             30

Rosedale Limited Partnership                         138,000        (35,000)        Completed         1997             30

Shepherd South Apartments I, Ltd.                     90,000         (4,000)        Completed         1996             40

Solomon Associates I, L.P.                            58,000        (25,000)        Completed         1997           27.5

Talladega County Housing Ltd.                         87,000        (38,000)        Completed         1996             40

The Willows Apartments Limited
Partnership                                          121,000        (29,000)        Completed         1997             40
                                                 -----------     -----------
                                                 $ 3,637,000     $ (729,000)
                                                 ===========     ===========

* Results of Evergreen Apartments I, L.P. has not been audited and thus has been excluded. See Note 2 to the financial statements and report of certified public accountants. Results of Cascade Pines, L.P. II were notaudited in 2002 and have thus been excluded to aid comparability. See
     Note 3 to the financial statements and report of independent certified public accountants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:  October 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of
         WNC & Associates, Inc. (principal executive officer)

Date:  October 17, 2003


By:      /s/ Thomas J. Riha
         -------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  October 17, 2003


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  October 17, 2003

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  October 17, 2003

                                 CERTIFICATIONS

          I,   Wilfred N. Cooper, Jr., certify that:

          1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND V, L.P., Series 3;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  October 17, 2003


          /s/  Wilfred N. Cooper, Jr.
          ---------------------------

          [Signature]

          Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

          I,   Thomas J. Riha, certify that:

          1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND V, L.P., Series 3;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  October 17, 2003

          /s/  Thomas J. Riha
          -------------------

          [Signature]

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.