Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2003-10-30
CIK 943904

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
(Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No     X
    ---------    ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No     X
    ---------    ----------

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003




PART I. FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets
                    June 30, 2003 and March 31, 2003...........................3

                   Statements of Operations
                    For the Three Months Ended June 30, 2003 and 2002..........4

                   Statement of Partners' Equity (Deficit)
                   For the Three Months Ended June 30, 2003....................5

                   Statements of Cash Flows
                    For the Three Months Ended June 30, 2003 and 2002..........6

                   Notes to Financial Statements...............................7

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................17

         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk...........................................20

         Item 4.  Controls and Procedures.....................................20

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................21

         Item 6.  Exhibits and Reports on Form 8-K............................21

         Signatures...........................................................22

         Certifications.......................................................23

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    June 30, 2003              March 31, 2003
                                                                -----------------------     ---------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $               29,055      $              18,348
Investments in limited partnerships, net (Note 3)                          6,442,064                  6,780,198
Advances to limited partnership (Note 6)                                     133,268                    133,268
                                                                -----------------------     ---------------------

                                                              $            6,604,387      $           6,931,814
                                                                =======================     =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Accrued expenses                                          $                4,000      $               4,000
    Accrued fees and expenses due to
      General Partner and affiliates (Note 4)                                296,664                    273,603
                                                                -----------------------     ---------------------

Total liabilities                                                            300,664                    277,603
                                                                -----------------------     ---------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):

    General Partner                                                         (112,454)                  (108,949)

    Limited Partners (25,000 units authorized and
       18,000 units issued and outstanding)                                6,416,177                  6,763,160
                                                                -----------------------     ---------------------

Total partners' equity                                                     6,303,723                  6,654,211
                                                                -----------------------     ---------------------

                                                              $            6,604,387      $           6,931,814
                                                                =======================     =====================




               See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                           2003                             2002
                                                  ------------------------       ----------------------------
                                                       Three Months                     Three Months
                                                  ------------------------       ----------------------------

         Interest income                        $                     22       $                        249
         Distribution income                                       6,874                                  -
         Other income                                              3,311                                  -
                                                  ------------------------       ----------------------------

         Total income                                             10,207                                249
                                                  ------------------------       ----------------------------

         Operating expenses:
         Amortization (Note 3)                                     9,645                              9,645
         Asset management fees (Note 4)                           12,375                             12,375
         Legal and accounting fees                                 5,559                              8,479
         Other                                                     5,127                              5,760
                                                  ------------------------       ----------------------------

         Total operating expenses                                 32,706                             36,259
                                                  ------------------------       ----------------------------

         Loss from operations                                    (22,499)                           (36,010)
         Equity in losses of limited
           partnerships (Note 3)                                (327,989)                          (269,024)
                                                  ------------------------       ----------------------------

         Net loss                               $               (350,488)      $                   (305,034)
                                                  ========================       ============================

         Net loss allocated to:
           General partner                      $                 (3,505)      $                     (3,050)
                                                  ========================       ============================

           Limited partners                     $               (346,983)      $                   (301,984)
                                                  ========================       ============================

         Net loss per limited partner unit      $                    (19)      $                        (17)
                                                  ========================       ============================

         Outstanding weighted limited
           partner  units                                         18,000                             18,000
                                                  ========================       ============================








                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)

                                                           General                 Limited
                                                           Partner                 Partners                  Total
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at March 31, 2003        $          (108,949)    $          6,763,160     $         6,654,211

Net loss                                                         (3,505)                (346,983)               (350,488)
                                                      -------------------     -------------------      -------------------

Partners' equity (deficit) at June 30, 2003         $          (112,454)    $          6,416,177     $         6,303,723
                                                      ===================     ===================      ===================











                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)



                                                                         2003                   2002
                                                                    ----------------      -----------------
Cash flows from operating activities:
    Net loss                                                      $       (350,488)     $        (305,034)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Amortization                                                        9,645                  9,645
         Equity in losses of limited partnerships                          327,989                269,024
         Change in accrued expenses                                              -                  2,066
         Advances to limited partnership                                         -                (50,000)
         Accrued fees and expenses due to
               General Partner and affiliates                               23,061                 18,539
                                                                    ----------------      -----------------

           Net cash used in operating activities                            10,207                (55,760)
                                                                    ----------------      -----------------

Cash flows from investing activities:
    Distributions from limited partnerships                                    500                  3,706
                                                                    ----------------      -----------------

           Net cash provided by investing activities                           500                  3,706
                                                                    ----------------      -----------------

Net increase (decrease) in cash and cash equivalents                        10,707                (52,054)

Cash and cash equivalents, beginning of period                              18,348                 78,098
                                                                    ----------------      -----------------

Cash and cash equivalents, end of period                          $         29,055      $          26,044
                                                                    ================      =================

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

Taxes paid                                                        $              -      $             800
                                                                    ================      =================






                 See accompanying notes to financial statements

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credit s and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


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

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Losses from Local Limited Partnerships for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.


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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnerhip's financial position or results of operations.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of June 30, 2003, the Partnership has limited partnership interests in 17 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,120 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amounts.

As of September 8, 2003, the Partnership had not obtained audited financial statements for one of its investments, Cascade Pines, L.P., II ("Cascade Pines"), as of and for the year ended December 31, 2002. As a result, the Partnership has not included the financial information of Cascade Pines in the combined condensed financial statements presented herein. The Partnership's investment in Cascade Pines totaled $0 (unaudited) at June 30, 2003 and March 31, 2003. The Partnership's estimate of its interest in the results of operations of Cascade Pines totaled $(1,239,000) (unaudited) for the year ended March 31, 2003, of which it recorded $567,000 (unaudited) to reduce its investment in Cascade to zero. The Partnership's estimate of its interest in the results of operations of Cascade Pines for the three months ended June 30, 2003 totaled $(74,000) (unaudited).

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

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                     For the Three Months          For the Year
                                                                            Ended                     Ended
                                                                        June 30, 2003             March 31, 2003
                                                                   -------------------------   ---------------------

Investments in limited partnerships - beginning of period        $              6,780,198    $          8,970,406
Equity in losses of limited partnerships                                         (327,989)             (2,146,243)
Distributions received from limited partnerships                                     (500)                 (5,385)
Amortization of paid capitalized acquisition fees and costs                        (9,645)                (38,580)
                                                                   -------------------------   ---------------------

Investments in limited partnerships - end of period              $              6,442,064    $          6,780,198
                                                                   =========================   =====================

Selected information for the three months ended June 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows (Combined condensed financial information for Cascade Pines was previously included in the 2002 presentation but has now been excluded in the periods presented below. See above for further discussion):

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                        2003                    2002
                                                                   ----------------       ------------------
                                                                                             (Restated)

Revenue                                                          $        895,000       $         994,000
                                                                   ----------------       ------------------

Expenses:
  Interest expense                                                        247,000                 269,000
  Depreciation                                                            326,000                 329,000
  Operating expenses                                                      686,000                 613,000
                                                                   ----------------       ------------------

Total expenses                                                          1,259,000               1,211,000
                                                                   ----------------       ------------------

Net loss before Cascade loss                                     $       (364,000)      $        (217,000)
                                                                   ================       ==================

Net loss allocable to the Partnership before Cascade loss        $       (354,000)      $        (202,000)

Cascade Pine loss                                                $        (74,000)      $         (90,000)
                                                                   ----------------       ------------------

Total net losses                                                 $       (428,000)      $        (292,000)
                                                                   ================       ==================

Net loss recorded by the Partnership                             $       (328,000)      $        (269,000)
                                                                   ================       ==================

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of mortgages on and other indebtedness related to the Housing Complexes. Asset management fees of $12,375 were incurred during each of the three months ended June 30, 2003 and 2002. The Partnership paid the General Partner or its affiliates $0 of these fees during the three months ended June 30, 2003 and 2002.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                   June 30, 2003                  March 31, 2003
                                                              -------------------------        ----------------------

Reimbursements for expenses paid by the
  General Partner or an affiliate                          $                   148,164      $                137,478
Asset management fee payable                                                   148,500                       136,125
                                                              -------------------------        ----------------------

  Total                                                    $                   296,664      $                273,603
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

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

During 2000, WNC identified a potential problem with a developer who, at the time, was the local general partner in nine Local Limited Partnerships. The Partnership has 99% limited partnership investments in nine of those nine Local Limited Partnerships. Those investments are Alliance Apartments I, Evergreen Apartments I and Hastings Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

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

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing; management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the recapture of tax credits and certain prior tax deductions. The carrying value of its investment in Cascade is $0 at June 30, 2003. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty. The lender has issued a notice of default as of August 2003.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,025,000 as of June 30, 2003 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds as of December 31, 2001. Patten Towers failed to make timely principal payments of approximately $233,000 for the year ended December 31, 2001 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is working to refinance the property and to payoff the bonds, but as of September 8, 2003 the past due principal payments owed have not been paid, and the bonds are fully payable under the event of default. The lender is working with Patten Towers to assist in improving property operations and has held off pursuing foreclosure action against the property. There can be no assurances that Patten Towers will be successful in its refinancing. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which approximated $617,000 at June 30, 2003. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty. At June 30, 2003, the Partnership had advanced $133,268 to Patten Towers to facilitate a workout plan. A promissory note was executed by the Partnership and Patten Towers for the aforementioned advances totaling $133,268 plus interest equal to 10% per annum, payable by Patten Towers on demand or by August 9, 2012.

                    WNC HOUSING CREDIT FUND V, L.P. SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage which approximated $476,000 at June 30, 2003. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

One Local Limited Partnership, Hastings Apartments I, L.P. ("Hastings"), received a default notice on a loan to the City of Hastings (the "City"). An affiliate of the sponsor has been named the successor general partner of Hastings. WNC is negotiating with the City to re-amortize the loan.

The Partnership currently has insufficient working capital to fund its operations. WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 1, 2004.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

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

Uncertainty with Respect to Investments in Cascade, Patten Towers and Heritage

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade is a defendant in a wrongful death lawsuit and related injury lawsuits. Cascade carries general liability and extended liability insurance. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In the related injury lawsuits, the insurers for both the general liability, limited to $2 million, and extended liability insurance, limited to a further $15 million, have acknowledged coverage for the potential loss, should the outcome be unfavorable. Discovery for the related injury lawsuits is ongoing; management of Cascade and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Cascade be unsuccessful in its defense and the insurance coverage proves to be inadequate, Cascade's assets could be subject to an adverse judgment. This could result in the loss of the Cascade investment, which could result in the recapture of tax credits and certain prior tax deductions. The carrying value of its investment in Cascade is $0 at June 30, 2003. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,025,000 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds as of December 31, 2001. Patten Towers failed to make timely principal payments of approximately $200,000 for the year ended December 31, 2002 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is working to refinance the property and to payoff the bonds, but as of September 8, 2003 the past due principal payments owed have not been paid, and the bonds are fully payable under the event of default. The lender is working with Patten Towers to assist in improving property operations and has held off pursuing foreclosure action against the property. There can be no assurances that Patten Towers will be successful in its refinancing. Accordingly, Patten Towers is subject to the risk of foreclosure and sale of the property by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Patten Towers, which approximated $617,000 at June 30, 2003. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty. At June 30, 2003, the Partnership had advanced $133,268 to Patten Towers to facilitate a workout plan. A promissory note was executed by the Partnership and Patten Towers for the aforementioned advance totaling $132,473 plus interest equal to 10% per annum, payable by Patten Towers on demand or by August 9, 2012.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage which approximated $476,000 at June

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Uncertainty with Respect to Investments in Cascade, Patten Towers and Heritage, continued

30, 2003. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $29,000 in cash, a receivable of $133,000 and aggregate investments in the seventeen Local Limited Partnerships of $6,442,000. Liabilities at June 30, 2003 primarily consisted of $152,000 of accrued expenses and $149,000 of accrued asset management fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three months ended June 30, 2003 Compared to Three months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(350,000), reflecting an increase of $45,000 from the net loss experienced for the three months ended June 30, 2002 of $(305,000). The $45,000 increase in net loss is primarily due to an increase in equity in losses of Local Limited Partnerships of $59,000 to $(328,000) for the three months ended June 30, 2003 from $(269,000) for the three months ended June 30, 2002. The increase in equity in losses of limited partnerships was offset by a decrease in loss from operations of $14,000 to $(22,000) for the three months ended June 30, 2003 from $(36,000) for the three months ended June 30, 2002 due to an increase in total income of $10,000 and decreases in legal and accounting fees of $3,000 and other expenses of $1,000 for the three months ended June 30, 2003.

Cash Flows

Three months ended June 30, 2003 Compared to Three months Ended June 30, 2002. Net increase in cash during the three months ended June 30, 2003 was $11,000 compared to a net decrease in cash for the three months ended June 30, 2002 of $(52,000). The $63,000 increase was due largely to an increase in cash provided by operating activities of $66,000, which was offset by a decrease in distributions of $(3,000) for the three months ended June 30, 2003.

During the three months ended June 30, 2003, accrued payables, which consist of related party management fees and reimbursements due to the General Partner and accrued expenses, increased by $23,000. The General Partner does not anticipate that the accrued fees and reimbursements will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership does not expect its future cash flows, together with its available net assets at June 30, 2003 to be sufficient to meet all currently foreseeable future cash requirements. Accordingly the General Partner has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through November 1, 2004.

Item 3.   Quantitative and Qualitative Disclosures Above Market Risks

          NOT APPLICABLE

Item 4.   Controls and Procedures

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

Date:  September 8, 2003



By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  September 8, 2003

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

          Date:  September 8, 2003



          /s/ Wilfred N. Cooper, Jr.,
          ---------------------------

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

          Date:  September 8, 2003


          /s/ Thomas J. Riha
          -------------------


          Vice-President - Chief Financial Officer of WNC & Associates, Inc.