Form 10-K/A
period 2003-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2004-08-02
CIK 943904

_

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


                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                                 (714) 662-5565

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
Yes            No     X
    --------      ----------

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

                                      NONE

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund V, L.P., Series 3 is filing this amendment to its Annual Report on Form 10-K for the period ended March 31, 2003 to restate its financial statements as of March 31, 2003 and for the year then ended (included in Item 8 of the Form 10-K). As discussed below, the Partnership has invested in Local Limited Partnerships. The Partnership was unable to obtain audited financial statements for one of the Local Limited Partnerships at the original filing date of the Form 10-K, October 20, 2003. Those audited financial statements have been obtained, and the restatement reflects the changes in amounts and interest in results of operations from that previously estimated by the Partnership. Additionally, as a result of management's assessment of the collectability of its receivable due from Patten Towers, L.P. II for advances made to the Local Limited Partnership during the year ended March 31, 2003, the Partnership wrote off to bad debt expense the carrying value of the receivable as of March 31, 2003.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The Partnership may be unable to timely provide financial reports to the investors, which would adversely affect the Limited Partners' ability to monitor the Partnership's financial condition and the results of its operations.


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

Local Limited Partnership Matters

The Partnership, as a limited partner or limited liability company member in the Local Limited Partnerships, may be unable to affect the selection or monitor the progress of the auditors of a Local Limited Partnership. The partnership agreement or operating agreement of each Local Limited Partnership includes disincentives for the failure of the Local Limited Partnership to timely deliver audited financial statements to the Partnership. However, there can be no absolute assurance that the Partnership will be able to timely obtain audited financial statements from each Local Limited Partnership. In such a case, the Partnership might estimate its interest in the results of the operations of the Local Limited Partnership. For the Partnership fiscal year ended March 31, 2003, the Partnership was unable to obtain audited financial statements from one of its Local Limited Partnerships, Cascade Pines, L.P., II ("Cascade Pines"), as of and for the Cascade Pines fiscal year ended December 31, 2002. Subsequent to the filing date of the Partnership's original Form 10-K for the period ended March 31, 2003, the Partnership obtained the audited financial statements of Cascade Pines. Additionally, the Partnership has made a determination that a receivable from another Local Limited Partnership, Patten Towers, L.P. II ("Patten Towers"), was uncollectible as of March 31, 2003. As a result, the Partnership has restated its financial statements for the year ended March 31, 2003 to reflect the differences in the Partnership's estimated interest in the results of the operations in Cascade Pines, and the Partnership's actual interest in Cascade Pines based on the audited financial statements of Cascade Pines for the Cascade Pines fiscal year ended December 31, 2002, and to write off the receivable due from Patten Towers.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the seventeen Housing Complexes as of the dates and for the periods indicated:



                                                          --------------------------------  ----------------------------------------
                                                             As of March 31, 2003                    As of December 31, 2002
                                                          --------------------------------  ----------------------------------------
                                                          Partnership's                                        Original
                                                          Total Original                                    Estimated   Encumbrances
                                                          Investment in    Amount of                           Low Income   of Local
                                                          Local Limited    Investment     Number                Housing      Limited
 Partnership Name      Location   General Partner Name    Partnerships     Paid to Date  of Units  Occupancy  Credits   Partnerships
---------------------------------------------------------------------------------------  -------------------------------------------
                                                                                                                          (Restated)
Alliance               Alliance,       Retro
Apartments             Nebraska        Development,
I Limited                              Inc.
Partnership                                               $ 604,000    $ 604,000          19         95%    $ 363,000     $  591,000

Blessed Rock           El Monte,       Everland,
of ElMonte             California      Inc.               2,511,000    2,511,000         137        100%    8,899,000      3,686,000

Broadway               Hobbs,          Trianon -
Apartments,            New             Broadway,
Partnership            Mexico          LLC, a New
                                       Mexico
                                       Limited
                                       Liability
                                       Company            2,029,000    2,029,000          78         71%    2,335,000      1,358,000

Cascade Pines,         Atlanta,        Urban
L.P. II                Georgia         Residential
                                       Management,
                                       Inc., a
                                       Georgia
                                       Corporation        1,347,000    1,347,000         376         82%    2,533,000      7,695,000

Curtis                 Curtis,         Joseph A.
Associates I,          Nebraska        Shepard and
L.P.                                   Kenneth M.
                                       Vitor                 88,000       88,000          12        100%      156,000        421,000

Escatawpa              Escatawpa,      Clifford E.
Village                Mississippi     Olsen
Associates,
Limited
Partnership                                                 249,000      249,000          32        100%      458,000        887,000

Hastings               Hastings,       Retro
Apartments             Nebraska        Development,
I, Limited                             Inc. of
Partnership                            Oklahoma
                                       and Most
                                       Worshipful
                                       Prince Hall
                                       Grand Lodge          542,000      542,000          18         83%    1,005,000        584,000

Heritage               Berkeley,       Joseph A.
Apartments             Missouri        Shepard and
I, L.P.                                Kenneth M.
                                       Vitor                752,000      752,000          30         90%    1,333,000        635,000

Hillcrest              Ontario,        Riley J.
Associates,            Oregon          Hill
A Limited
Partnership                                                 354,000      354,000          28         93%      683,000      1,287,000

Patten Towers,         Chattanooga,    Patten Towers
L.P. II                Tennessee       Partners, LLC      2,154,000    2,154,000         221         94%    3,938,000      6,025,000

Prairieland            Syracuse,       Kenneth M.
Properties of          Kansas          Vitor
Syracuse
II, L.P.                                                     85,000       85,000           8         88%      152,000        330,000





                                                          -----------------------------  -------------------------------------------
                                                             As of March 31, 2003                    As of December 31, 2002
                                                          -----------------------------  -------------------------------------------
                                                          Partnership's                                        Original
                                                          Total Original                                    Estimated   Encumbrances
                                                          Investment in    Amount of                           Low Income   of Local
                                                          Local Limited    Investment     Number                Housing      Limited
 Partnership Name      Location   General Partner Name    Partnerships     Paid to Date  of Units  Occupancy  Credits   Partnerships
---------------------------------------------------------------------------------------  -------------------------------------------
                                                                                                                          (Restated)
Raymond                Greensboro,     Project
S. King                North           Homestead,
Apartments             Carolina        Inc.
Limited
Partnership                                                 437,000      437,000          23         91%      883,000        782,000

Rosedale               Silver          Deke Noftsker
Limited                City,           and ABO
Partnership            New Mexico      Corporation          309,000      309,000          32         94%      547,000      1,310,000

Shepherd               Shepherd,       Donald W.
South                  Texas           Sowell
Apartments
I, Ltd.                                                     121,000      121,000          24         96%      223,000        562,000

Solomon                Solomon,        Joseph A.
Associates I,          Kansas          Shepard and
L.P.                                   Kenneth
                                       M. Vitor             138,000      138,000          16         81%      250,000        564,000

Talladega              Talladega,      Apartment
County                 Alabama         Developers,
Housing                                Inc. and
Ltd.                                   Thomas H.
                                       Cooksey              653,000      653,000          30         93%    1,200,000        786,000

The                    Morganton,      John C. Loving,
Willows                North           Gordon D.
Apartments             Carolina        Brown, Jr. and
Limited                                Western N.C.
Partnership                            Housing
                                       Partnership          841,000      841,000          36        100%    1,545,000      1,080,000
                                                        ------------ -----------       -----        ---- ------------   ------------

                                                        $13,214,000 $ 13,214,000       1,120         91% $ 26,503,000   $ 28,583,000
                                                        ============ ===========       =====        ==== ============   ============


                                     -------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                     -------------------------------------------------------------------------------
                                                                                             Low Income Housing
                                                                                            Credits Allocated to
          Partnership Name              Rental Income       Net (Loss) Income                  Partnership
--------------------------------------------------------------------------------------------------------------------
                                         (Restated)             (Restated)
Alliance Apartments I Limited
Partnership                                    $  72,000              $ (37,000)                     99%

Blessed Rock of El Monte                         796,000                (49,000)                   49.49%

Broadway Apartments, Limited
Partnership                                      218,000               (207,000)                     99%

Cascade Pines, L.P. II                         1,649,000             (1,039,000)                     98%

Curtis Associates I, L.P.                         46,000                (11,000)                     99%

Escatawpa Village Associates,
Limited Partnership                              137,000                (34,000)                     99%

Hastings Apartments I, Limited
Partnership                                       70,000                (38,000)                     99%

Heritage Apartments I, L.P.                      122,000                (38,000)                    98.9%

Hillcrest Associates, A Limited
Partnership                                      187,000                (17,000)                     99%

Patten Towers, L.P. II                         1,190,000               (760,000)                     99%

Prairieland Properties of Syracuse
II, L.P.                                          36,000                 (9,000)                     99%

Raymond S. King Apartments Limited
Partnership                                       73,000               (123,000)                     99%

Rosedale Limited Partnership                     134,000                (37,000)                     99%

Shepherd South Apartments I, Ltd.                103,000                  9,000                      99%

Solomon Associates I, L.P.                        55,000                (20,000)                     99%

Talladega County Housing Ltd.                     95,000                (47,000)                     99%

The Willows Apartments Limited
Partnership                                      126,000                (37,000)                     99%
                                            ------------           -------------
                                            $  5,109,000           $   2,494,000
                                            ============           =============

Item 3.  Legal Proceedings

During 2000, Associates identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships invested in by several syndicated partnerships sponsored by Associates. The Partnership had acquired a 99% limited partnership interest in each of three of those Local Limited Partnerships: Alliance Apartments I, Evergreen Apartments I and Hastings Apartments I. The local general partner ceased funding the operating deficits for each, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, Associates voted to remove the local general partner and the management company from the six Local Limited Partnerships. After the local general partner contested its removal, Associates commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited
Partnerships and an unaffiliated entity appointed as property manager. Associates was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and Associates gained definitive control of all six of the Local Limited Partnerships. Associates re-negotiated the loans on Alliance and Hastings with the lender. Alliance and Hastings maintain good occupancy and positive debt coverage ratio. Evergreen was sold to a non-affiliated third party. A bond was posted to preserve the Low Income Housing Credits previously taken by the Partnership.

Also the six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a lawsuit filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs alleged that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000, of which $17,500 was due from the three Local Limited Partnerships invested in by the Partnership.

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade was a defendant in a wrongful death lawsuit and related injury lawsuits. The wrongful death claim has been compromised, released and dismissed. Liability insurance covered the settlement. In all related injury lawsuits, the claims have been settled and been paid by the insurers for both the general liability and extended liability policies.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, and management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and/or should the insurer deny coverage or the insurance coverage prove to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage. Loss of the Heritage investment would result in the cessation of Low Income Housing Credits and tax losses, the recapture of certain prior tax losses, and, perhaps, the recapture of prior Low Income Housing Credits, from Heritage.

The Partnership has a 99% limited partnership interest in Patten Towers, L.P. II ("Patten Towers"). The local general partner was replaced after Patten Towers failed to make payment on its multifamily housing revenue bonds. WNC and the successor local general partner have been working with the bond trustee and bond holder to resolve the issues and concerns related to the nonpayment of the bonds, but cannot assess the outcome of the discussions or its impact, if any, on the Partnership and Limited Partners.


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

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                March 31                                     December 31
                                 ------------------------------------------------------------------------   --------------
                                    2003          2002          2001           2000             1999            1998
                                 -----------   -----------   ------------   ------------    -------------   --------------
                                 (Restated)
ASSETS
Cash and cash equivalents      $     18,348  $     78,098  $      20,126  $     365,942   $      911,080  $       950,372
Investments in limited
  partnerships, net               6,780,198     8,970,406     10,245,015     10,968,078       12,250,789       12,559,525

                                 -----------   -----------   ------------   ------------    -------------   --------------

                               $  6,798,546  $  9,048,504  $  10,265,141  $  11,334,020   $   13,161,869  $    13,509,897
                                 ===========   ===========   ============   ============    =============   ==============
LIABILITIES
Payables to limited
  partnerships                 $          -  $          -  $           -  $      72,938   $       95,030  $        95,030
Accrued expenses                      4,000         6,067         82,699        149,735                -                -
Accrued fees and expenses
  due to general partner and
  affiliates                        273,603        87,990         39,531         26,540           28,677           62,496



PARTNERS' EQUITY                  6,520,943     8,954,447     10,142,911     11,084,807       13,038,162       13,352,371
                                 -----------   -----------   ------------   ------------    -------------   --------------

                               $  6,798,546  $  9,048,504  $  10,265,141  $  11,334,020   $   13,161,869  $    13,509,897
                                 ===========   ===========   ============   ============    =============   ==============

Selected results of operations, cash flows, and other information for the Partnership is as follows:

                                                                                                                    For the
                                                For the Years Ended                      For the Three Months      Year Ended
                                                      March 31                              Ended March 31         December 31
                                -----------------------------------------------------   ------------------------   -------------
                                  2003          2002          2001           2000         1999          1998           1998
                                ----------    ----------    ----------    -----------   ---------    -----------   -------------
                                (Restated)                                                           (Unaudited)

 Income (loss) from
  operations (Note 1)         $   (287,262) $   (132,420) $   (285,185) $  (1,099,531) $  (20,391) $     (10,209) $      (52,065)
Equity in losses of
   limited partnerships         (2,146,242)   (1,225,735)     (656,711)      (853,824)   (293,818)      (170,900)     (1,175,333)
Gain on sale of investment
   in limited partnership
   interest                              -       169,691             -              -           -              -               -
                               ------------   -----------  ------------   ------------   ---------    -----------   -----=-------
Net loss                      $ (2,433,504) $ (1,188,464) $   (941,896) $  (1,953,355) $ (314,209) $    (181,109) $    (1,227,398)
                               ============  ============  ============   ============   =========    ===========   =============

Net loss allocated to:
   General partner            $    (24,335) $    (11,885) $     (9,419) $     (19,534) $   (3,142) $      (1,811) $       (12,274)
                               ============  ============  ============   ============   =========    ===========   ==============

   Limited partners           $ (2,409,169) $ (1,176,579) $   (932,477) $  (1,933,821) $ (311,067) $    (179,298) $    (1,215,124)
                               ============  ============  ============   ============   =========    ===========   ==============

Net loss per limited
   partner unit               $    (133.84) $     (65.37) $     (51.80) $     (107.43) $   (17.28) $       (9.96) $        (67.51)
                               ============  ============  ============   ============   =========    ===========   ==============

Outstanding weighted
   limited partner units            18,000        18,000        18,000         18,000      18,000         18,000          18,000
                               ===========   ===========   ===========    ===========   ==========    ===========   =============

Note 1 - Loss from operations in 2000 includes a charge for impairment losses on investments in limited partnerships of $955,804. (See Note 2 to the audited financial statements.)

                                                                                                                 For the
                                             For the Years Ended                     For the Three Months      Years Ended
                                                  March 31                              Ended March 31         December 31
                              --------------------------------------------------    -----------------------    ------------

                                2003          2002         2001          2000         1999         1998           1998
                              ----------   -----------   ----------    ---------    ---------    ----------    ------------
                                                                                                 (Unaudited)

Net cash provided by
  (used in):

   Operating activities     $   (15,136)$    (122,013)$   (295,186)$    (59,825)$    (45,335)$      27,295   $      60,991

   Investing activities         (44,614)      179,985      (50,630)    (485,313)       6,043      (515,359)     (1,129,210)
                              ----------   -----------   ----------    ---------    ---------    ----------    ------------

Net change in cash and
   cash equivalents             (59,750)       57,972     (345,816)    (545,138)     (39,292)     (488,064)     (1,068,219)

Cash and cash
   equivalents, beginning
   of period                     78,098        20,126      365,942      911,080      950,372     2,018,591       2,018,591
                              ----------   -----------   ----------    ---------    ---------    ----------    ------------

Cash and cash
   equivalents, end of
   period                   $    18,348  $     78,098  $    20,126   $  365,942   $  911,080   $ 1,530,527   $     950,372
                              ==========   ===========   ==========    =========    =========    ==========    ============


Low Income Housing Credit per Unit was as follows for the years ended December 31:

                                                       2002          2001           2000          1999            1998
                                                    -----------   ------------   -----------   ------------    -----------

Federal                                           $        131  $         134  $        136  $         137   $        131
State                                                        -              -             -              -              -
                                                    -----------   ------------   -----------   ------------    -----------

Total                                             $        131  $         134  $        136  $         137   $        131
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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The Partnership may be unable to timely provide financial reports to the investors, which would adversely affect the Limited Partners' ability to monitor the Partnership's financial condition and the results of its operations.

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

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which approximated $485,000 at March 31, 2003. Loss of the Heritage investment could result in the cessation and recapture of tax credits andcertain prior tax deductions.

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $18,000 in cash and aggregate investments in the 17 Local Limited Partnerships of $6,780,000. Liabilities at March 31, 2003 primarily consisted of $4,000 of accrued expenses and $274,000 due to general partner or affiliates for advances.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002 The Partnership's net loss for the year ended March 31, 2003 was $(2,434,000), reflecting an increase of $(1,246,000) from the net loss experienced for the year ended March 31, 2002 of $(1,188,000). The increase in net loss is due, primarily to an increase in the equity in losses of limited partnerships which increased by $(921,000) along with a decrease in income of $14,000 and gain on sale of investment of $170,000 and an increase in bad debt expense resulting from the write off of an advance made to a Local Limited Partnership during the year in the amount of $133,000 and other operating expenses of $8,000.

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001 The Partnerships net loss for the year ended March 31, 2002 was $(1,188,000), reflecting an increase of $(246,000) from the net loss experienced for the year ended March 31, 2001 of $(942,000). The increase in net loss is due, primarily to an increase in the equity in losses of limited partnerships which increased by $(569,000) offset by an increase in income of $171,000 and a decrease in other operating expenses of $151,000.

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002 Net decrease in cash for the year ended March 31, 2003 was $(60,000) compared to a net increase in cash for the year ended March 31, 2002 of $58,000. The change of $(118,000) was due primarily to the change of $(225,000) in investing activities along with change of $107,000 in cash provided by operating activities. The change in investing activities resulted primarily from the proceeds of $170,000 from the sale of the Evergreen investment in the prior year, along with the increase in cash advances to limited partnerships of $133,000 offset by a increase in advances from WNC totaling $83,000 and a decrease of $5,000 in distributions from limited partnership. The change in operating activities was caused primarily by the increase in other operating expenses of $142,000.

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

The Partnership does not expect its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through February 28, 2005.


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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 74.57% of the total assets of the Partnership at March 31, 2003, and 29.59% of the Partnership's equity in losses of limited partnerships for the year ended March 31, 2003. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

The 2002 and 2001 financial statements were audited by other auditors, and their report thereon, dated July 8, 2003, stated that a significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports had been furnished to them. There opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, was based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of March 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As further discussed in Note 6 to the accompanying financial statements, the Partnership retains an interest in two partnerships, Heritage and Patten Towers. The carrying value of the Partnership's interest in the two partnerships aggregated $1,291,000 at March 31, 2003. Certain issues exist that create uncertainty as to the ability of each Partnership to ultimately realize its investment in such Local Limited Partnerships.

The Partnership currently has insufficient working capital to fund its operations. As discussed in Note 6 to the accompanying financial statements, WNC has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2005.




/s/ Reznick Fedder & Silverman
Bethesda, Maryland

May 28, 2004

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                                              March 31
                                                                                  ---------------------------------

                                                                                      2003              2002
                                                                                  --------------   ----------------
                                                                                     (Restated)
ASSETS

Cash and cash equivalents                                                       $        18,348 $           78,098
Investments in limited partnerships,  net (Notes 2, 3, 4, and 6)                      6,780,198          8,970,406

                                                                                  --------------   ----------------

                                                                                $     6,798,546 $        9,048,504
                                                                                  ==============   ================
LIABILITIES AND PARTNERS' EQUITY
   (DEFICIT)

Liabilities:
   Accrued expenses                                                             $         4,000  $           6,067
   Accrued fees and advances due to General
     Partner and affiliates (Note 4)                                                    273,603             87,990
                                                                                  --------------   ----------------

     Total liabilities                                                                  277,603             94,057

Commitments and contingencies (Notes 2, 3 and 6)

Partners' equity (deficit):
   General partner                                                                     (110,282)           (85,947)
   Limited partners (25,000 units authorized,
     18,000 units issued and outstanding)                                             6,631,225          9,040,394
                                                                                  --------------   ----------------

     Total partners' equity                                                           6,520,943          8,954,447
                                                                                  --------------   ----------------

                                                                                $     6,798,546  $       9,048,504
                                                                                  ==============   ================


See report of independent certified public accountants and accompanying notes to financial statements.


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                                For the Years Ended
                                                                                      March 31
                                                                   -----------------------------------------------

                                                                      2003            2002             2001
                                                                   ------------   -------------   ----------------
                                                                    (Restated)

Interest income                                                  $         402  $        2,008 $            9,790
Reporting fees                                                          14,823          27,078             18,049
                                                                   ------------   -------------   ----------------

Total income                                                            15,225          29,086             27,839
                                                                   ------------   -------------   ----------------

Operating expenses:
   Amortization (Notes 3 and 4)                                         38,580          38,580             44,044
   Asset management fees (Note 4)                                       49,500          49,500             50,152
   Bad debt                                                            133,268               -                  -
   Legal, accounting and other                                          81,139          73,426            218,828
                                                                   ------------   -------------   ----------------

    Total operating expenses                                           302,487         161,506            313,024
                                                                   ------------   -------------   ----------------

Loss from operations                                                  (287,262)       (132,420)          (285,185)

Equity in losses of limited
    partnerships (Note 3)                                           (2,146,242)     (1,225,735)          (656,711)
Gain on sale of investment in limited
  partnership interest (Note 2)                                              -         169,691                  -
                                                                   ------------   -------------   ----------------

Net loss                                                         $  (2,433,504) $   (1,188,464) $        (941,896)
                                                                   ============   =============   ================

Net loss allocated to:
   General partner                                               $     (24,335) $      (11,885) $          (9,419)
                                                                   ============   =============   ================

   Limited partners                                              $  (2,409,169) $   (1,176,579) $        (932,477)
                                                                   ============   =============   ================

Net loss per limited partner unit                                $     (133.84) $       (65.37) $          (51.80)
                                                                   ============   =============   ================

Outstanding weighted limited
  partner units                                                         18,000          18,000             18,000
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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001



                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------
                                                              (Restated)         (Restated)          (Restated)

Partners' equity (deficit) at March 31, 2000              $        (64,643) $      11,149,450    $     11,084,807

Net loss                                                            (9,419)          (932,477)           (941,896)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001                       (74,062)        10,216,973          10,142,911

Net loss                                                           (11,885)        (1,176,579)         (1,188,464)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002                       (85,947)         9,040,394           8,954,447

Net loss (Restated)                                                (24,335)        (2,409,169)         (2,433,504)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2003              $       (110,282) $       6,631,225    $      6,520,943
                                                            ===============    ===============     ===============


See report of independent certified public accountants and accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                       For the Years Ended
                                                                            March 31
                                                         ------------------------------------------------

                                                            2003             2002              2001
                                                         ------------     ------------     --------------
                                                         (Restated)

Cash flows from operating activities:
   Net loss                                            $  (2,433,504)   $  (1,188,464)$         (941,896)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
    Amortization                                              38,580           38,580             44,044
    Bad debt expense                                         133,268                -                  -
    Equity in losses of limited
      partnerships                                         2,146,242        1,225,735            656,711
    Gain on sale of investment in Limited
     Partnership                                                   -         (169,691)                 -
    Change in accrued fees and
      expenses due to General Partner
      and affiliates                                         102,345           48,459             12,991
    Change in accrued expenses                                (2,067)         (76,632)           (67,036)
                                                         ------------     ------------     --------------
Net cash used in operating activities                        (15,136)        (122,013)          (295,186)
                                                         ------------     ------------     --------------

Cash flows from investing activities:
   Investments in limited partnerships, net                        -                -            (72,938)
   Capitalized acquisition costs and fees                          -                -             10,452
   Distributions from limited
     partnerships                                              5,386           10,294             11,856
   Proceeds on sale of investment is Limited
    Partnership, net                                               -          169,691                  -
   Advances to Local Limited Partnership                    (133,268)               -                  -
   Advances from WNC                                          83,268                -                  -
                                                         ------------     ------------     --------------

Net cash provided by (used in)
  investing activities                                       (44,614)         179,985            (50,630)
                                                         ------------     ------------     --------------

Net increase (decrease) in cash and cash
   equivalents                                               (59,750)          57,972           (345,816)

Cash and cash equivalents, beginning of year                  78,098           20,126            365,942
                                                         ------------     ------------     --------------

Cash and cash equivalents, end of year                 $      18,348    $      78,098    $        20,126
                                                         ============     ============     ==============

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
   Taxes paid                                          $         800    $         800    $           800
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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The Partnership may be unable to timely provide financial reports to the investors, which would adversely affect the Limited Partners' ability to monitor the Partnership's financial condition and the results of its operations.

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

Income Taxes
------------

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

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

On July 19, 2001, Evergreen's Housing Complex was sold for a gross sales price of $1,300,000, which after payment of its outstanding loans and closing costs, yielded net proceeds to the Partnership of approximately

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 2 - UNCERTAINTYAND  COMMITMENTS WITH RESPECT TO INVESTMENTS IN ALLIANCE AND
--------------------------------------------------------------------------------
HASTINGS, continued
-------------------

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

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheet at March 31, 2003 and 2002, are approximately $459,000 (restated) and $208,000, (restated) respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is partially due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account, unrecorded losses and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements. The Partnership's investment is lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31, and the impairment of two Local Limited Partnerships (see Note 2). The Partnership's investment is higher than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements as Cascade Pines has been excluded from such statements.

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
                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2002               2001
                                                                                ---------------    ---------------
                                                                                  (Restated)          (Restated)
ASSETS

Land                                                                          $      2,903,000   $      2,903,000
Buildings and improvements, net of accumulated
  depreciation for 2002 and 2001 of $9,538,000 and
  $8,030,000, , respectively                                                        36,484,000         37,752,000
Other assets (including due from affiliates of $4,000
   and $13,000, respectively)                                                        3,355,000          4,055,000
                                                                                ---------------    ---------------


                                                                              $     42,742,000   $     44,710,000
                                                                                ===============    ===============

LIABILITIES


Mortgage and construction loans payable                                       $     28,583,000   $     29,311,000

Due to related parties                                                               2,651,000          2,482,000

Other liabilities                                                                    2,053,000          1,419,000
                                                                                ---------------    ---------------


                                                                                    33,287,000         33,212,000
                                                                                ---------------    ---------------
PARTNERS' CAPITAL


WNC Housing Tax Credit Fund V, L.P., Series 3                                        6,321,000          8,762,000


Other partners                                                                       3,134,000          2,736,000
                                                                                ---------------    ---------------


                                                                                     9,455,000          11,498000
                                                                                ---------------    ---------------


                                                                              $     42,742,000   $     44,710,000
                                                                                ===============    ===============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS


                                                                 2002                2001               2000
                                                            ---------------     ---------------    ---------------
                                                              (Restated)         (Restated)           (Restated)


Revenues                                                  $      5,272,000    $      6,005,000  $       5,858,000
                                                            ---------------     ---------------    ---------------

Expenses:

  Operating expenses                                             4,738,000           4,117,000          3,494,000

  Interest expense                                               1,458,000           1,554,000          1,565,000

  Depreciation and amortization                                  1,570,000           1,569,000          1,529,000
                                                            ---------------     ---------------    ---------------


   Total expenses                                                7,766,000           7,240,000          6,588,000
                                                            ---------------     ---------------    ---------------


Net loss                                                  $     (2,494,000)   $     (1,235,000) $        (730,000)
                                                            ===============     ===============    ===============


Net loss allocable to the Partnership                     $     (2,434,000)   $     (1,168,000) $        (644,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $     (2,146,000)   $     (1,226,000) $        (657,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur (furthermore, see Note 6).

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

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                           June 30           September 30       December 31           March 31
                                           -------           ------------       -----------           --------
                                                                                                     (Restated)
               2003
               ----

Income                                $             -     $              -   $              -    $         15,000

Operating expenses                            (36,000)             (77,000)           (28,000)           (161,000)

Equity in losses of limited                  (269,000)            (269,000)          (269,000)         (1,339,000)
     partnerships

Net loss                                     (305,000)            (346,000)          (297,000)         (1,485,000)

Loss available to limited partners           (302,000)            (342,000)          (294,000)         (1,471,000)

Loss per limited partner unit                     (17)                 (19)               (16)                (82)

               2002
               ----

Income                                $             -     $          1,000   $          1,000    $         27,000

Operating expenses                            (41,000)             (40,000)           (79,000)             (2,000)

Equity in losses of limited                  (139,000)            (139,000)          (139,000)           (808,000)
     partnerships

Gain on sale of investment of                       -              168,000                  -               2,000
     Limited partnership interest

Net loss                                     (180,000)             (10,000)          (217,000)           (781,000)

Loss available to limited partners           (179,000)             (10,000)          (215,000)           (772,000)

Loss per limited partner unit                     (10)                  (1)               (12)                (42)


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

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), in which the Partnership owns a 99% interest, has a promissory note payable aggregating approximately $6,025,000 as of December 31, 2002 which was funded with proceeds from the issuance of Multifamily Housing Revenue Bonds. Patten Towers failed to make timely principal payments of approximately $200,000 for the year ended December 31, 2002 in accordance with the note payable. Consequently, the Local Limited Partnership is in default of its bond covenants and the property could be foreclosed on by the Bond Trustee to satisfy its obligations under the bonds. These conditions raise substantial doubt as to the Local Limited Partnership's ability to continue as a going concern. Patten Towers is attempting to negotiate a refinance of the bonds, but as of July 8, 2003 the past due principal payments owed have not been paid and the bonds are fully payable under the event of a default. The lender is working with Patten Towers

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001

NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

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

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2005.

NOTE 7 - RESTATEMENT
--------------------

The Partnership, as a limited partner or limited liability company member in the Local Limited Partnerships, may be unable to affect the selection or monitor the progress of the auditors of a Local Limited Partnership. The partnership agreement or operating agreement of each Local Limited Partnership includes disincentives for the failure of the Local Limited Partnership to timely deliver audited financial statements to the Partnership. However, there can be no absolute assurance that the Partnership will be able to timely obtain audited financial statements from each Local Limited Partnerships. In such a case, the Partnership might estimate its interest in the results of the operations of the Local Limited Partnership. For the Partnership fiscal year ended March 31, 2003, the Partnership was unable to obtain audited financial statements from one of its Local Limited Partnerships, Cascade Pines, L.P., II ("Cascade Pines"), as of and for the Cascade Pines fiscal year ended December 31, 2002. Subsequent to the filing date of the Partnership's original Form 10-K for the period ended March 31, 2003, the Partnership obtained the audited financial statements of Cascade Pines. As a result, the Partnership has restated its accompanying financial statements for the year ended March 31, 2003 to reflect the differences in the Partnership's estimated interest in the results of the operations in Cascade Pines, and the Partnership's actual interest in Cascade Pines based on the audited financial statements of Cascade Pines for the Cascade Pines fiscal year ended December 31, 2002. There was no change between the estimated and actual losses in Cascade Pines. Additionally, as a result of management's

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001

NOTE 7 -RESTATEMENT, continued
------------------------------

assessment of the collectability of its receivable due from Patten Towers, L.P. II for advances made to the Local Limited Partnership during the year ended March 31, 2003, the Partnership wrote off to bad debt expense the carrying value of the receivable as of March 31, 2003.

The following table shows the effect of the restatement on the Balance Sheet as previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ----------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------
     Investment in limited partnerships, net                      $          6,780,198        $       6,780,198
     Receivables from Limited Partners                                               -                  133,268
     Total assets                                                            6,798,546                6,931,814
     Partners' equity (deficit)
         General partner                                                      (110,282)                (108,949)
         Limited partners                                                    6,631,225                6,763,160
     Total partners' equity                                                  6,520,943                6,654,211

The following table shows the effect of the restatement on the Statement of Operations as previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ----------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------
     Equity in losses of limited partnerships                     $        (2,146,242)       $      (2,146,242)
     Net loss                                                              (2,433,504)              (2,300,236)
     Net loss allocated to:
         General partner                                                      (24,335)                 (23,002)
         Limited partners                                                  (2,409,169)              (2,277,234)

     Net loss per limited partner unit                                        (133.84)                 (126.51)

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 7 - RESTATEMENT, continued
-------------------------------

The following table shows the effect of the restatement on the Statement of Partners' Equity (Deficit) as previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ---------------------------------------------
                                                                                              As Previously
                                                                     As Restated                 Reported
                                                                  -------------------        -----------------
     General Partner
         Partners' equity (deficit) at March 31, 2002             $         (85,947)          $       (85,947)
         Net loss                                                           (24,335)                  (23,002)
                                                                     ----------------            --------------
         Partners' equity (deficit) at March 31, 2003                      (110,282)                 (108,949)

     Limited Partners
         Partners' equity (deficit) at March 31, 2002                     9,040,394                 9,040,394
         Net loss                                                        (2,409,169)               (2,277,234)
                                                                     ----------------            --------------
         Partners' equity (deficit) at March 31, 2003                     6,631,225                 6,763,160

     Total
         Partners' equity (deficit) at March 31, 2002                     8,954,447                 8,954,447
         Net loss                                                        (2,433,504)               (2,300,236)
                                                                     ----------------            --------------
         Partners' equity (deficit) at March 31, 2003                     6,520,943                 6,654,211


The following table shows the effect of the restatement on the Statement of Cash Flows as previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ----------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------
     Cash flows from operating activities:
         Net loss                                                 $        (2,433,504)        $     (2,300,236)
         Adjustments to reconcile net loss to net cash
            (used in) provided by operating activities:
            Bad debt expense                                                   133,268                       -

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

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

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable
                                                           ---------------------
Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit
---------------     ------------------
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

                                                                                 Amount of
                                                                                   Units
                Title of Class         Name and Address of Beneficial Owner     Controlled     Percent of Class
          ---------------------------- -------------------------------------- ---------------- ------------------
               Units of Limited               Sempra Energy Financial           4,560 units          25.3%
             Partnership Interests                P.O. Box 126943
                                             San Diego, CA 92113-6943

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

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.3 Financial statements of Blessed Rock of El Monte, for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; filed as exhibit 99.3 on Form 10-K dated March 31, 2002; a significant subsidiary of the Partnership.

99.4 Financial Statements of Blessed Rock of El Monte, for the years ended December 31, 2002 and 2001 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.5 Financial Statements of Casade Pines, L.P. II for the year ended December 31, 2002 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.6 Financial Statements of Patten Tower, L.P. II for the year ended December 31, 2002 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          ---------------------------------------
          (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules

To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3

The audit referred to in our report dated May 28, 2004 relating to the 2003 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

The 2002 financial statements were audited by other auditors, whose audit included the audit of the accompanying financial statement schedules for 2002 contained in Item 8 of this Form 10-K.

In our opinion such financial statement schedules relating to the 2003 financial statements present fairly, in all material respects, the information set forth therein.


/s/ Reznick Fedder & Silverman
Bethesda, Maryland

May 28, 2004

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                           ------------------------------------- ---------------------------------------------------
                                                       As of March 31, 2003                             As of December 31, 2002
                                           ------------------------------------- ---------------------------------------------------
                                                   Partnership's
                                                   Total Original                Encumbrances
                                                   Investment in    Amount of       of Local      Property                    Net
                                                   Local Limited    Investment      Limited         and       Accumulated     Book
      Partnership Name              Location       Partnership      Paid to Date  Partnership     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Restated)     (Restated)  (Restated) (Restated)
Alliance                            Alliance,
Apartments I                        Nebraska
Limited
Partnership                                             $ 604,000    $ 604,000    $ 591,000    $ 1,549,000   $ 296,000   $ 1,253,000

Blessed Rock                        El Monte,
of El Monte                         California          2,511,000    2,511,000    3,686,000      9,308,000   1,109,000     8,199,000

Broadway                            Hobbs,
Apartments,                         New Mexico
Limited
Partnership                                             2,029,000    2,029,000    1,358,000      3,427,000     730,000     2,697,000

Cascade                             Atlanta,
Pines, L.P. II                      Georgia             1,347,000    1,347,000    7,695,000      8,738,000   1,647,000     7,091,000

Curtis Associates                   Curtis,
I, L.P.                             Nebraska               88,000       88,000      421,000        519,000     115,000       404,000

Escatawpa                           Escatawpa,
Village                             Mississippi
Associates,
Limited
Partnership                                               249,000      249,000      887,000      1,418,000     301,000     1,117,000

Hastings                            Hastings,
Apartments I,                       Nebraska
Limited
Partnership                                               542,000      542,000      584,000      1,335,000     267,000     1,068,000

Heritage                            Berkeley,
Apartments I, L.P.                  Missouri              752,000      752,000      635,000      1,680,000     319,000     1,361,000

Hillcrest                           Ontario,
Associates, a                       Oregon
Limited
Partnership                                               354,000      354,000    1,287,000      1,700,000     354,000     1,346,000

Patten Towers,                      Chattanooga,
L.P. II                             Tennessee           2,154,000    2,154,000    6,025,000     11,115,000   2,720,000     8,395,000




                                           ------------------------------------- ---------------------------------------------------
                                                       As of March 31, 2003                             As of December 31, 2002
                                           ------------------------------------- ---------------------------------------------------
                                                   Partnership's
                                                   Total Original                Encumbrances
                                                   Investment in    Amount of       of Local      Property                    Net
                                                   Local Limited    Investment      Limited         and       Accumulated     Book
      Partnership Name              Location       Partnership      Paid to Date  Partnership     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Restated)     (Restated)  (Restated) (Restated)
Prairieland                         Syracuse,
Properties of                       Kansas
Syracuse II, L.P.                                          85,000       85,000      330,000        511,000      112,000      399,000

Raymond S.                          Greensboro,
King Apartments                     North
Limited                             Carolina
Partnership                                               437,000      437,000      782,000      1,096,000      212,000      884,000

Rosedale                            Silver
Limited                             City, New
Partnership                         Mexico                309,000      309,000    1,310,000      1,684,000      421,000     ,263,000

Shepherd                            Shepherd,
South                               Texas
Apartments I,
Ltd.                                                      121,000      121,000      562,000        746,000      159,000      587,000

Solomon                             Solomon,
Associates                          Kansas
I, L.P.                                                   138,000      138,000      564,000        717,000      183,000      534,000

Talladega                           Talladega,
County                              Alabama
Housing Ltd                                               653,000      653,000      786,000      1,478,000      285,000    1,193,000

The Willows                         Morganton,
Apartments                          North
Limited                             Carolina
Partnership                                               841,000      841,000    1,080,000      1,905,000      308,000    1,597,000
                                                     ------------- ------------  ----------    -----------   ----------- -----------
                                                     $ 13,214,000 $ 13,214,000 $ 28,583,000   $ 48,926,000  $ 9,538,000 $ 39,388,000
                                                     ============= ============= ==========    ===========   =========== ===========

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                         ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 2002
                                         ---------------------------------------------------------------------------------
                                                                                                 Year       Estimated
                                                               Net Income                     Investment   Useful Life
            Partnership Name                Rental Income        (Loss)         Status          Acquired     (Years)
--------------------------------------------------------------------------------------------------------------------------
                                             (Restated)        (Restated)
Alliance Apartments I Limited
Partnership                                         $ 72,000      $ (37,000)        Completed         1997             40

Blessed Rock of El Monte                             796,000        (49,000)        Completed         1997             40

Broadway Apartments, Limited Partnership
                                                     218,000       (207,000)        Completed         1997             40

Cascade Pines, L.P. II                             1,649,000     (1,039,000)        Completed         1997             40

Curtis Associates I, L.P.                             46,000        (11,000)        Completed         1997           27.5

Escatawpa Village Associates, Limited
Partnership                                          137,000        (34,000)        Completed         1997           27.5

Hastings Apartments I, Limited
Partnership                                           70,000        (38,000)        Completed         1996             40

Heritage Apartments I, L.P.                          122,000        (38,000)        Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          187,000        (17,000)        Completed         1997             40

Patten Towers, L.P. II                             1,190,000       (760,000)        Completed         1996           27.5

Prairieland Properties of Syracuse II,
L.P.                                                  36,000         (9,000)        Completed         1997           27.5

Raymond S. King Apartments Limited
Partnership                                           73,000       (123,000)        Completed         1997             30

Rosedale Limited Partnership                         134,000        (37,000)        Completed         1997             30

Shepherd South Apartments I, Ltd.                    103,000          9,000         Completed         1996             40

Solomon Associates I, L.P.                            55,000        (20,000)        Completed         1997           27.5

Talladega County Housing Ltd.                         95,000        (47,000)        Completed         1996             40

The Willows Apartments Limited
Partnership                                          126,000        (37,000)        Completed         1997             40
                                                 -----------    ------------
                                                 $ 5,109,000   $ (2,494,000)
                                                 ===========   =============

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                           ------------------------------------- ---------------------------------------------------
                                                       As of March 31, 2002                             As of December 31, 2001
                                           ------------------------------------- ---------------------------------------------------
                                                   Partnership's
                                                   Total Original                Encumbrances
                                                   Investment in    Amount of       of Local      Property                    Net
                                                   Local Limited    Investment      Limited         and       Accumulated     Book
      Partnership Name              Location       Partnership      Paid to Date  Partnership     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Restated)     (Restated)  (Restated)  Restated)
Alliance                            Alliance,
Apartments I                        Nebraska
Limited
Partnership                                             $ 604,000    $ 604,000    $ 592,000    $ 1,549,000  $ 258,000   $  1,291,000

Blessed Rock                        El Monte,
of El Monte                         California          2,511,000    2,511,000    3,721,000      9,300,000    901,000      8,399,000

Broadway                            Hobbs,
Apartments,                         New Mexico
Limited
Partnership                                             2,029,000   2,029,000    1,371,000       3,428,000    586,000      2,842,000

Cascade                             Atlanta,
Pines, L.P. II                      Georgia             1,347,000    1,347,000           *               *          *              *

Curtis Associates                   Curtis,
I, L.P.                             Nebraska               88,000       88,000      424,000        519,000     97,000        422,000

Escatawpa                           Escatawpa,
Village                             Mississippi
Associates,
Limited
Partnership                                               249,000      249,000      890,000      1,417,000     250,000     1,167,000

Hastings                            Hastings,
Apartments I,                       Nebraska
Limited
Partnership                                               542,000      542,000      585,000      1,335,000     227,000     1,108,000

Heritage                            Berkeley,
Apartments I, L.P.                  Missouri              752,000      752,000      650,000      1,679,000     260,000     1,419,000

Hillcrest                           Ontario,
Associates, a                       Oregon
Limited
Partnership                                               354,000      354,000    1,291,000      1,700,000      316,000    1,384,000

Patten Towers,                      Chattanooga,
L.P. II                             Tennessee           2,154,000    2,154,000    6,463,000     10,984,000    2,303,000    8,591,000


                                           ------------------------------------- ---------------------------------------------------
                                                       As of March 31, 2002                             As of December 31, 2001
                                           ------------------------------------- ---------------------------------------------------
                                                   Partnership's
                                                   Total Original                Encumbrances
                                                   Investment in    Amount of       of Local      Property                    Net
                                                   Local Limited    Investment      Limited         and       Accumulated     Book
      Partnership Name              Location       Partnership      Paid to Date  Partnership     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Restated)     (Restated)  (Restated)  Restated)
Prairieland                         Syracuse,
Properties of                       Kansas
Syracuse II, L.P.                                          85,000       85,000      376,000        511,000       94,000      417,000

Raymond S.                          Greensboro,
King Apartments                     North
Limited                             Carolina
Partnership                                               437,000      437,000      782,000      1,096,000      181,000      915,000

Rosedale                            Silver
Limited                             City, New
Partnership                         Mexico                309,000      309,000    1,314,000      1,681,000      363,000    1,318,000

Shepherd                            Shepherd,
South                               Texas
Apartments I,
Ltd.                                                      121,000      121,000      564,000        744,000      134,000      610,000

Solomon                             Solomon,
Associates                          Kansas
I, L.P.                                                   138,000      138,000      565,000        717,000      154,000      563,000

Talladega                           Talladega,
County                              Alabama
Housing Ltd                                               653,000      653,000      787,000      1,477,000      242,000    1,235,000

The Willows                         Morganton,
Apartments                          North
Limited                             Carolina
Partnership                                               841,000      841,000    1,091,000      1,905,000      256,000    1,649,000
                                                     ------------- ------------  ----------    -----------   ----------- -----------
                                                     $ 13,214,000 $ 13,214,000 $ 21,466,000   $ 39,952,000  $ 6,622,000 $ 33,330,000
                                                     ============= ============= ==========    ===========   =========== ===========


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                         ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 2001
                                         ---------------------------------------------------------------------------------
                                                                                                 Year       Estimated
                                                               Net Income                     Investment   Useful Life
            Partnership Name                Rental Income        (Loss)         Status          Acquired     (Years)
--------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                  $        74,000     $  (38,000)        Completed         1997             40

Blessed Rock of El Monte                             742,000       (103,000)        Completed         1997             40

Broadway Apartments, Limited Partnership
                                                     307,000       (174,000)        Completed         1997             40

Cascade Pines, L.P. II                                     *               *        Completed         1997             40

Curtis Associates I, L.P.                             65,000        (16,000)        Completed         1997           27.5

Escatawpa Village Associates, Limited
Partnership                                          126,000        (38,000)        Completed         1997           27.5

Hastings Apartments I, Limited
Partnership                                           74,000        (39,000)        Completed         1996             40

Heritage Apartments I, L.P.                          113,000        (41,000)        Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          187,000        (11,000)        Completed         1997             40

Patten Towers, L.P. II                             1,505,000       (252,000)        Completed         1996           27.5

Prairieland Properties of Syracuse II,
L.P.                                                  55,000        (11,000)        Completed         1997           27.5

Raymond S. King Apartments Limited
Partnership                                           73,000        (38,000)        Completed         1997             30

Rosedale Limited Partnership                         131,000        (30,000)        Completed         1997             30

Shepherd South Apartments I, Ltd.                     89,000         (7,000)        Completed         1996             40

Solomon Associates I, L.P.                            97,000        (12,000)        Completed         1997           27.5

Talladega County Housing Ltd.                         95,000        (19,000)        Completed         1996             40

The Willows Apartments Limited
Partnership                                          120,000        (37,000)        Completed         1997             40
                                             --------------      ----------

                                             $     5,768,000     $ (866,000)
                                             ===============     ===========

* Results of Cascade Pines, L.P. II were not audited in 2002 and have thus been excluded to aid comparability. See Note 3 to the financial statements and report of independent certified public accounts.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                           ------------------------------------- ---------------------------------------------------
                                                       As of March 31, 2001                             As of December 31, 2000
                                           ------------------------------------- ---------------------------------------------------
                                                   Partnership's
                                                   Total Original                Encumbrances
                                                   Investment in    Amount of       of Local      Property                    Net
                                                   Local Limited    Investment      Limited         and       Accumulated     Book
      Partnership Name              Location       Partnership      Paid to Date  Partnership     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Restated)     (Restated)  (Restated)  Restated)
Alliance                            Alliance,
Apartments I                        Nebraska
Limited
Partnership                                             $ 604,000    $ 604,000    $ 598,000    $ 1,549,000  $ 219,000   $  1,330,000

Blessed Rock                        El Monte,
of El Monte                         California          2,511,000    2,511,000    3,754,000      9,300,000    695,000      8,605,000

Broadway                            Hobbs,
Apartments,                         New Mexico
Limited
Partnership                                             2,029,000   2,029,000    1,375,000       3,428,000    442,000      2,986,000

Cascade                             Atlanta,
Pines, L.P. II                      Georgia             1,347,000    1,347,000           *               *          *              *

Curtis Associates                   Curtis,
I, L.P.                             Nebraska               88,000       88,000      424,000        497,000     79,000        418,000

Escatawpa                           Escatawpa,
Village                             Mississippi
Associates,
Limited
Partnership                                               249,000      249,000      893,000      1,417,000     200,000     1,217,000

Evrgreen                            Tulsa
Apartment 1                         Oklahoma
Limited
Partnership                                               549,000      549,000            *              *           *             *

Hastings                            Hastings,
Apartments I,                       Nebraska
Limited
Partnership                                               542,000      542,000      586,000      1,334,000     186,000     1,148,000

Heritage                            Berkeley,
Apartments I, L.P.                  Missouri              752,000      752,000      664,000      1,679,000     200,000     1,479,000

Hillcrest                           Ontario,
Associates, a                       Oregon
Limited
Partnership                                               354,000      354,000    1,295,000      1,700,000      277,000    1,423,000

* Results of Evergreen Apartments I, L.P. has not been audited and thus has been excluded. See Note 2 to the financial statements and report of certified public accountants. Results of Cascade Pines, L.P. II were not audited in 2002 and have thus been excluded to aid comparability. See Note 3 to the financial statements and report of independent certified public accountants.


                                           ------------------------------------- ---------------------------------------------------
                                                       As of March 31, 2002                             As of December 31, 2000
                                           ------------------------------------- ---------------------------------------------------
                                                   Partnership's
                                                   Total Original                Encumbrances
                                                   Investment in    Amount of       of Local      Property                    Net
                                                   Local Limited    Investment      Limited         and       Accumulated     Book
      Partnership Name              Location       Partnership      Paid to Date  Partnership     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Restated)     (Restated)  (Restated)  Restated)
Patten Towers,                      Chattanooga,
L.P. II                             Tennessee           2,154,000    2,154,000    6,595,000     10,893,000    1,886,000    9,007,000


Prairieland                         Syracuse,
Properties of                       Kansas
Syracuse II, L.P.                                          85,000       85,000      325,000        511,000       75,000      436,000

Raymond S.                          Greensboro,
King Apartments                     North
Limited                             Carolina
Partnership                                               437,000      437,000      782,000      1,096,000      150,000      946,000

Rosedale                            Silver
Limited                             City, New
Partnership                         Mexico                309,000      309,000    1,317,000      1,681,000      307,000    1,374,000

Shepherd                            Shepherd,
South                               Texas
Apartments I,
Ltd.                                                      121,000      121,000      570,000        738,000      111,000      627,000

Solomon                             Solomon,
Associates                          Kansas
I, L.P.                                                   138,000      138,000      579,000        719,000      128,000      591,000

Talladega                           Talladega,
County                              Alabama
Housing Ltd                                               653,000      653,000      796,000      1,472,000      199,000    1,273,000

The Willows                         Morganton,
Apartments                          North
Limited                             Carolina
Partnership                                               841,000      841,000    1,101,000      1,904,000      205,000    1,699,000
                                                     ------------- ------------  ----------    -----------   ----------- -----------
                                                     $ 13,763,000 $ 13,763,000 $ 21,654,000   $ 39,918,000  $ 5,359,000 $ 34,559,000
                                                     ============= ============= ==========    ===========   =========== ===========


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                         ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 2000
                                         ---------------------------------------------------------------------------------
                                                                                                  Year       Estimated
                                                                                               Investment   Useful Life
            Partnership Name                Rental Income       Net Loss          Status        Acquired      (Years)
--------------------------------------------------------------------------------------------------------------------------
Alliance Apartments I Limited
Partnership                                      $    64,000     $  (45,000)        Completed         1997             40

Blessed Rock of El Monte                             693,000       (160,000)        Completed         1997             40

Broadway Apartments, Limited Partnership
                                                     256,000       (190,000)        Completed         1997             40

Cascade Pines, L.P. II                                     *               *        Completed         1997             40

Curtis Associates I, L.P.                             43,000        (12,000)        Completed         1997           27.5

Escatawpa Village Associates, Limited
Partnership                                          119,000        (33,000)        Completed         1997           27.5

Evergreen Apartments I Limited
Partnership                                                *               *        Completed         1996             40

Hastings Apartments I, Limited
Partnership                                           77,000        (43,000)        Completed         1996             40

Heritage Apartments I, L.P.                          112,000        (39,000)        Completed         1997           27.5

Hillcrest Associates, A Limited
Partnership                                          190,000         (8,000)        Completed         1997           27.5

Patten Towers, L.P. II                             1,486,000        (28,000)        Completed         1996           27.5

Prairieland Properties of Syracuse II,
L.P.                                                  35,000        (16,000)        Completed         1997           27.5

Raymond S. King Apartments Limited
Partnership                                           68,000        (24,000)        Completed         1997             30

Rosedale Limited Partnership                         138,000        (35,000)        Completed         1997             30

Shepherd South Apartments I, Ltd.                     90,000         (4,000)        Completed         1996             40

Solomon Associates I, L.P.                            58,000        (25,000)        Completed         1997           27.5

Talladega County Housing Ltd.                         87,000        (38,000)        Completed         1996             40

The Willows Apartments Limited
Partnership                                          121,000        (29,000)        Completed         1997             40
                                                 -----------     -----------
                                                 $ 3,637,000     $ (729,000)
                                                 ===========     ==========

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

Date:  July 30, 2004

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

Date:  July 30, 2004


By:      /s/ Thomas J. Riha
         ------------------

         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  July 30, 2004


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  July 30, 2004

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  July 30, 2004