Form 10-Q/A
period 2003-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-10-05
CIK 943904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

Yes ___No _X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See the definitions of "large accelerated filer" and "accelerated filer" in Rule 12b-2 of the Exchange Act.:


Large accelerated filer___ Accelerated filer___


Non-accelerated filer___X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___No _X__

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund V, L.P., Series 3 is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2003 to restate its financial statements as of June 30, 2003 and for the quarter then ended. The originally filed Form 10-Q for the period ended June 30, 2003 had understated the bad debt expenses. Therefore, the restatement reflects the bad debt expenses that were actually incurred for the quarter ended June 30, 2003.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                              INDEX TO FORM 10-Q/A

                  For the Quarterly Period Ended June 30, 2003




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

        Balance Sheets
           June 30, 2003 and March 31, 2003....................................4

           Statements of Operations
              For the Three Months Ended June 30, 2003 and 2002................5

           Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2003.........................6

           Statements of Cash Flows
              For the Three Months Ended June 30, 2003 and 2002................7

           Notes to Financial Statements ......................................8

        Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................21

PART II. OTHER INFORMATION

        Signatures............................................................23

                            WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                   (A California Limited Partnership)

                                           BALANCE SHEETS
                                            (unaudited)

                                                       June 30, 2003                March 31, 2003
                                                 ------------------------    ----------------------
                                                        (Restated)
ASSETS

Cash                                              $              29,055       $             18,348
Investments in Local Limited Partnerships, net
 (Note 2)                                                     6,394,057                  6,780,198
                                                 ------------------------    ----------------------

    Total Assets                                  $            6,423,112      $          6,798,546
                                                 ========================    ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued expenses                                $                4,000      $              4,000
  Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       296,664                   273,603
                                                 ------------------------    ----------------------

    Total liabilities                                            300,664                   277,603
                                                 ------------------------    ----------------------


Partners' equity (deficit):
  General Partner                                               (114,267)                 (110,282)
  Limited Partners (25,000 units authorized,
   18,000 units issued and outstanding)                        6,236,715                 6,631,225
                                                 ------------------------    ----------------------

    Total partners' equity                                     6,122,448                 6,520,943
                                                 ------------------------    ----------------------

Total Liabilities and Partners' Equity            $            6,423,112      $          6,798,546
                                                 ========================    ======================

                            See accompanying notes to financial statements

                            WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                   (A California Limited Partnership)

                                       STATEMENTS OF OPERATIONS

                          For the Three Months Ended June 30, 2003 and 2002
                                            (unaudited)

                                                          2003                        2002
                                                 ------------------------    ----------------------
                                                          Three                           Three
                                                          Months                         Months
                                                 ------------------------    ----------------------
                                                       (Restated)

Reporting fees                                    $                6,206      $                  -
Distribution income                                                  668                         -
Recovery of bad debt                                               3,311                         -
                                                 ------------------------    ----------------------

    Total income                                                  10,185                         -
                                                 ------------------------    ----------------------

Operating expenses:
Amortization (Note 2)                                              8,361                     9,645
Asset management fees (Note 3)                                    12,375                    12,375
Legal and accounting fees                                          5,559                     8,479
Impairment loss                                                  132,387                         -
Other                                                              5,127                     5,760
                                                 ------------------------    ----------------------

    Total operating expenses                                     163,809                    36,259
                                                 ------------------------    ----------------------

Loss from operations                                            (153,624)                  (36,259)

Equity in losses of
Local Limited Partnerships (Note 2)                             (244,893)                 (269,024)
Interest income                                                       22                       249
                                                 ------------------------    ----------------------

Net loss                                          $             (398,495)     $           (305,034)
                                                 ========================    ======================

Net loss allocated to:
  General Partner                                 $              (3,985)      $             (3,050)
                                                 ========================    ======================

  Limited Partners                                $            (394,510)      $           (301,984)
                                                 ========================    ======================

Net loss per Partnership Unit                     $                 (22)      $                (17)
                                                 ========================    ======================

Outstanding weighted
  Partnership Unit                                                18,000                    18,000
                                                 ========================    ======================

                            See accompanying notes to financial statements

                            WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                   (A California Limited Partnership)

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                             For the Three Months Ended June 30, 2003
                                            (unaudited)


                                                       General           Limited
                                                       Partner           Partners             Total
                                                 -----------------  -----------------  ------------------
                                                     (Restated)         (Restated)         (Restated)

Partners' equity (deficit) at March 31, 2003,
  restated                                        $      (110,282)   $     6,631,225    $      6,520,943

Net loss, restated                                         (3,985)          (394,510)           (398,495)
                                                 -----------------  -----------------  ------------------

Partners' equity (deficit) at June 30, 2003,
  restated                                        $      (114,267)   $     6,236,715    $      6,122,448
                                                 =================  =================  ==================

                            See accompanying notes to financial statements

                            WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                   (A California Limited Partnership)

                                       STATEMENTS OF CASH FLOWS

                          For the Three Months Ended June 30, 2003 and 2002
                                            (unaudited)


                                                                     2003                    2002
                                                             -------------------     --------------------
                                                                  (Restated)

Cash flows from operating activities:
  Net loss                                                    $        (398,495)      $         (305,034)
  Adjustment to reconcile net loss to
    net cash provided by (used in) operating activities:
  Amortization                                                            8,361                    9,645
  Impairment loss                                                       132,387                        -
  Equity in losses of limited partnerships                              244,893                  269,024
  Change in accrued expenses                                                  -                    2,066
  Advances to Local Limited Partnership                                       -                 (50,000)
  Change in accrued fees and expenses due to General
    Partner and affiliates                                               23,061                   18,539
                                                             -------------------     --------------------
      Net cash provided by (used in) operating activities                10,207                  (55,760)
                                                             -------------------     --------------------

Cash flows from investing activities:
  Distributions received from Local Limited Partnerships                    500                    3,706
                                                             -------------------     --------------------
      Net cash provided by investing activities                             500                    3,706

Net increase (decrease) in cash                                          10,707                  (52,054)

Cash, beginning of period                                                18,348                   78,098
                                                             -------------------     --------------------
Cash, end of period                                           $          29,055       $           26,044
                                                             ===================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
      Taxes paid                                              $              -        $              800
                                                             ===================     ====================

                            See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the PlaceTypeplacecountry-regionUnited States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K/A for the fiscal year ended March 31, 2003.

Organization
------------

WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to invest primarily in other limited partnership or limited liability companies ("Local Limited Partnerships") which own and operate multi-family housing complexes ("Housing Complexes") that are eligible for low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner" or "Associates"). The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

The Partnership shall continue in full force and effect until December 31, 2050, unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

Pursuant to a registration statement filed with the Securities and Exchange Commission on July 26, 1995, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering on January 21, 1996 a total of 18,000 Partnership Units representing $17,558,985 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners". The General Partner has a 1% interest in operating profits and losses, taxable income and losses, each available for distribution from the Partnership and tax credits of the Partnership. The Limited Partners will be allocated the remaining 99% of these items in proportion to their respective investments.

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,560 Units, which represents 25.3% of the Partnership Units outstanding for the Partnership. Sempra Energy Financial invested $4,282,600. A discount of $277,400 was allowed due to a volume discount. On July 1, 2006 Sempra Energy Financial transferred their 4,560 Partnership Units to Sempra Section 42, LLC. See Item 12(b) in the year ended March 31, 2003 10-K/A. Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 Partnership Units, which represent 5.9% of the Units outstanding for the Partnership. Western

--------------------------------------------------------------

Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount. See Item 12(b) in the year ended March 31, 2003 10-K/A.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

--------------------------------------------------------------

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2009.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and/or suspend services for this or any other reason.

Exit Strategy
-------------

The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of June 30, 2003, none of the Local Limited Partnerships had completed the 15 year compliance period.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2003. As of June 30, 2003, no Housing Complexes had been selected for disposition.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited

--------------------------------------------------------------


Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (See
Note 2).

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2003, six investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2003 and March 31, 2003, the Partnership had no cash equivalents.

--------------------------------------------------------------

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

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Reclassifications
-----------------

Certain reclassifications have been made to the 2002 financial statements to be consistent with the 2003 presentation.

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Effective in the quarter ended June 30, 2003, impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2003 and 2002 was $8,361 and $9,645, respectively.

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in 17 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,120 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amounts.

-------------------------------------------------------------

A loss in value of a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Effective in the quarter ended June 30, 2003 impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $132,387 and $0, during the three months ended June 30, 2003 and 2002, respectively.

The following is a summary of the equity method activity of the investments for the periods presented below:

                                                               For the Three
                                                               Months Ended             For the Year
                                                               June 30, 2003          Ended March 31,
                                                                (restated)                  2003
                                                           ---------------------   -------------------

Investments per balance sheet, beginning of period          $         6,780,198     $       8,970,406
Impairment loss                                                        (132,387)                    -
Distributions received from Local Limited Partnerships                     (500)              (5,386)
Equity in losses of Local Limited Partnerships                         (244,893)          (2,146,242)
Amortization of capitalized acquisition fees and costs                   (8,361)             (38,580)
                                                           ---------------------   -------------------

Investments per balance sheet, end of period                $         6,394,057     $      6,780,198
                                                           =====================   ===================


                                                               For the Three
                                                               Months Ended             For the Year
                                                               June 30, 2003               Ended
                                                                (restated)            March 31, 2003
                                                           ---------------------   -------------------
Investments in Local Limited Partnerships, net              $         5,606,450     $      5,984,230
Acquisition fees and costs, net of accumulated
amortization of $533,688 and $525,327                                   787,607              795,968
                                                           ---------------------   -------------------
Investments per balance sheet, end of period                $         6,394,057     $      6,780,198
                                                           =====================   ===================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2003 and 2002
from  the  unaudited  combined   financial   statements  of  the  Local  Limited
Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENT OF OPERATIONS
                                                       2003                  2002
                                               -------------------    -----------------
                                                    (Restated)

Revenues                                        $       1,350,000      $    1,501,000
                                               -------------------    -----------------
Expenses:
 Interest expense                                         378,000              388,000
 Depreciation and amortization                            379,000              392,000
 Operating expenses                                     1,370,000            1,029,000
                                               -------------------    -----------------
Total expenses                                          2,127,000            1,810,000
                                               -------------------    -----------------

Net loss                                        $        (777,000)     $      (309,000)
                                               ===================    =================

Net loss allocable to the Partnership           $        (769,000)     $      (292,000)
                                               ===================    =================

Net loss recorded by the Partnership            $        (245,000)     $      (269,000)
                                               ===================    =================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Troubled Housing Complexes
--------------------------

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

-------------------------------------------------------------

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

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade was a defendant in a wrongful death lawsuit and related injury lawsuit. Cascade carries general liability and extended liability insurance. The wrongful death claim and related injury lawsuit was settled, released and dismissed. Liability insurance covered the settlement. Due to continued operating deficits, an associate of WNC, Shelter Resource Corporation
(SRC) became the managing general partner of Cascade in November 2003. Operations improved until late 2004 when the Atlanta Housing Authority ceased all rental assistance contracts with Cascade thereby causing irreversible operating problems. In January 2005 Cascade filed for bankruptcy protection. In January 2007 Cascade successfully sold the apartment community with the approval of the bankruptcy court. The property was sold to an investor that was going to rent the affordable apartment units to market rate tenants thereby creating an event of recapture for the Partnership as the limited partner of Cascade.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program
("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers has requested and received approval from HUD to participate in a follow-up inspection. As of July 2009, HUD has not scheduled the follow-up inspection. The Partnership's financial statements, presented elsewhere herein, do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

     (a) Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred total acquisition fees of $1,200,785, which have been included in investments in limited partnerships. Accumulated amortization of these capitalized costs were $486,280 and $478,736 as of June 30, 2003 and March 31, 2003,
          respectively.

     (b) Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of March 31, 2003 and 2002, the Partnership incurred acquisition costs of $120,510, which have been included in investments in limited partnerships. Accumulated amortization was $47,408 and $46,591 as of June 30, 2003 and March 31, 2003, respectively.

     (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnerships as defined. "Invested assets" means the sum of the Partnership's investment and Local Limited Partnerships and the Partnership's allocable share of the amount of mortgage loans on and the other debts related to Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,375 were incurred during each of the three months ended June 30, 2003 and 2002. The Partnership paid the General Partner or its affiliates $0 of those fees during each of the three months ended June 30, 2003 and 2002.

     (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $0 during each of the three months ended June 30, 2003 and 2002.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

                                                           June 30, 2003          March 31, 2003
                                                     -----------------------    ------------------

Accrued asset management fees                         $             148,500      $        136,125
Expenses paid by the General Partners or
  affiliates on behalf of the Partnership                            64,896                54,210
Advances  made  to   Partnership   from  General
  Partner or affiliates                                              83,268                83,268
                                                     -----------------------    ------------------

    Total                                             $             296,664      $        273,603
                                                     =======================    ==================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

During the three months ended June 30, 2003, the Partnership did not make any advances to any of the Local Limited Partnerships. As of June 30, 2003, total advances made to Local Limited Partnerships were approximately, $226,340 all of which have been reserved in prior periods. The Partnership had determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

NOTE 5 - RESTATEMENT
--------------------

The Partnership, as a limited partner or limited liability company member in the Local Limited Partnerships, may be unable to affect the selection or monitor the progress of the auditors of a Local Limited Partnership. The partnership agreement or operating agreement of each Local Limited Partnership includes disincentives for the failure of the Local Limited Partnership to timely deliver audited financial statements to the Partnership. However, there can be no absolute assurance that the Partnership will be able to timely obtain audited financial statements from each Local Limited Partnerships. In such a case, the Partnership might estimate its interest in the results of the operations of the Local Limited Partnership. For the Partnerships quarter ended June 30, 2003, the Partnership was unable to obtain audited financial statements from one of its Local Limited Partnerships, Cascade Pines, L.P., II ("Cascade Pines"), as of and for the Cascade Pines fiscal year ended December 31, 2002. Subsequent to the filing date of the Partnership's original Form 10Q for the quarter ended June 30, 2003, the Partnership obtained the audited financial statements of Cascade Pines. As a result, the Partnership has restated its accompanying financial statements for the quarter ended June 30, 2003 to reflect the differences in the Partnership's estimated interest in the results of the operations in Cascade Pines, and the Partnership's actual interest in Cascade Pines based on the audited financial statements of Cascade Pines for the Cascade Pines fiscal year ended December 31, 2002. There was no change between the estimated and actual losses in Cascade Pines. Additionally, as a result of management's assessment of the collectability of its receivable due from Patten Towers, L.P. II for advances made to the Local Limited Partnership during the year ended March 31, 2003, the Partnership wrote off to bad debt expense the carrying value of the receivable as of March 31, 2003.

Further effective in the quarter ended June 30, 2003 impairment is measured by comparing investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the Partnership and the estimated residual values to the Partnership. Accordingly, for the three months ended June 30, 2003, as part of the restatement, the Partnership recorded impairment loss of $132,387.

The following table shows the effect of the restatement on the Balance Sheet as previously reported:

                                                                    June 30, 2003
                                              -----------------------------------------------------------
                                                 As Restated      Adjustments    As Previously Reported
                                              -----------------------------------------------------------

Investments in Local Limited Partnerships        $   6,394,057       (48,007)   (j)           6,442,064
Due from affiliate/other assets                              -      (133,268)   (g)             133,268
    Total Assets                                 $   6,423,112      (181,275)   (k)      $    6,604,387


Partners' equity (deficit)
  General partner                                     (114,267)       (1,813)   (c)            (112,454)
  Limited partners                                   6,236,715      (179,462)   (c)           6,416,177
    Total partners' equity                           6,122,448      (181,275)   (b)           6,303,723

-------------------------------

The following table shows the effect of the restatement on the Statement of Operations as previously reported:

                                                             Quarter Ending June 30, 2003
                                              -----------------------------------------------------------
                                                 As Restated      Adjustments    As Previously Reported
                                              -----------------------------------------------------------

Reporting fees                                   $       6,206         6,206    (h)      $             -
Distribution income                                        668        (6,206)   (h)                6,874
Impairment loss                                        132,387)     (132,387)   (e)                    -
Amortization                                            (8,361)        1,284    (i)               (9,645)
Equity in losses of Local Limited Partnerships        (244,893)       83,096    (a)             (327,989)
Net loss                                              (398,495)      (48,007)   (b)             (350,488)
Net loss allocated to:
 General partner                                         3,985)         (480)   (c)               (3,505)
 Limited partners                                     (394,510)      (47,527)   (c)             (346,983)

    Net loss per limited partner unit                      (22)           (3)   (d)                  (19)

The following table shows the effect of the restatement on the Statement of Partners' Equity (Deficit) as previously reported:

                                                             Quarter Ending June 30, 2003
                                              -----------------------------------------------------------
                                                 As Restated      Adjustments    As Previously Reported
                                              -----------------------------------------------------------

General Partner
 Partners' equity (deficit) at March 31, 2003    $   (110,282)         (1,333)  (f)      $     (108,949)
 Net loss                                              (3,985)           (480)  (c)      $       (3,505)
                                              ---------------- -----------------   ----------------------
 Partners' equity (deficit) at June 30, 2003     $   (114,267)         (1,813)                 (112,454)


Limited Partners
 Partners' equity (deficit) at March 31, 2003    $  6,631,225        (131,935)  (f)      $    6,763,160
 Net loss                                            (394,510)        (47,527)  (c)      $     (346,983)
                                              ---------------- -----------------   ----------------------
 Partners' equity (deficit) at June 30, 2003     $  6,236,715        (179,462)                6,416,177


Total
 Partners' equity (deficit) at March 31, 2003    $  6,520,943        (133,268)  (f)      $     6,654,211
 Net loss                                            (398,495)        (48,007)  (b)             (350,488)
                                              ---------------- -----------------   ----------------------
 Partners' equity (deficit) at June 30, 2003     $  6,122,448        (181,275)           $     6,303,723

-------------------------------

The following table shows the effect of the restatement on the Statement of Cash Flows as previously reported:

                                                             Quarter Ending June 30, 2003
                                              -----------------------------------------------------------
                                                 As Restated      Adjustments    As Previously Reported
                                              -----------------------------------------------------------

Cash flows from operating activities:
  Net loss                                       $    (398,495)       (48,007)  (b)      $       (350,488)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Amortization                                         8,361         (1,284)  (i)                 9,645
    Equity in losses of limited partnerships           244,893        (83,096)  (a)               327,989
    Impairment loss                                    132,387        132,387   (e)                     -


(a) The originally filed Form 10-Q included estimates for the equity in losses for the quarter ended June 30, 2003. Subsequent to that originally filed 10-Q, the audited financials for all the Local Limited Partnerships were received and as such the Partnership recorded the actual audited equity in losses for Local Limited Partnerships. The audits for the Local Limited Partnerships had total losses of $83,096 less than the estimate that was originally filed; this adjustment is the amount to true up the losses to the actual audited amounts.

(b) This amount represents the total net loss adjustment which is made up of the reduction in equity in losses of Local Limited Partnerships discussed in (a), along with the increase in impairment loss discussed in (e) and the reduction in amortization expense as discussed in (i).

(c) These amounts represent the General Partner and Limited Partners allocated share of the overall net loss adjustments. The General Partner is allocated 1% and the Limited Partners are allocated 99%.

(d) The $(3) increase in net loss per partnership unit is due to $(47,527) adjustment to the Limited Partners net loss allocation for the quarter ended June 30, 2003 divided by the number of Limited Partner units, 18,000.

(e) Effective in the quarter ended June 30, 2003 impairment is measured by comparing investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the Partnership and the estimated residual values to the Partnership. Accordingly, for the three months ended June 30, 2003, as part of the restatement, the Partnership recorded impairment loss of $132,387.

(f) The beginning equity balances that are restated are due to the restatement that was reflected in the Form 10-K/A which was filed with the U.S. Securities and Exchange Commission on August 2, 2004.

(g) There was an adjustment made in the Form 10-K/A for the year ended March 31, 2003 which was filed with the U.S. Securities & Exchange Commission on August 2, 2004. The change was due to the write off advances made to Local Limited Partnerships in the originally filed Form 10-K amounted to $133,268. The $133,268 that was originally deemed as collectible had subsequently been deemed as uncollectible.

-----------------------------

(h) When the Partnership originally filed the June 30, 2003 Form 10-Q it had received $6,874 from multiple Local Limited Partnerships and it was recorded as distributions to the Partnership. Subsequent to the original filing it was determined that the $6,206 was actually reporting fees to the Partnership.

(i) The adjustment to amortization was due to the fact that the impairment expenses, discussed in (e) reduced one net investment balance in one Local Limited Partnership to zero and therefore reducing the amortization expenses related to that one Local Limited Partnership.

(j) The reflected adjustment of $(48,007) is due to the current quarters increase in impairment loss of $(132,387) discussed in (e), the decrease of $83,096 of equity in losses in Local Limited Partnerships discussed in (a) along with the $1,284 decrease in amortization discussed in (i).

(k) The adjustment for total assets is the net effect of the due to the change in investments in Local Limited Partnerships discussed in (j) and the adjustment in due from affiliates/other assets discussed in (g).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q/A contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those, projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q/A and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the fiscal quarters ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $29,000 in cash and aggregate investments in the 17 Local Limited Partnerships of $6,394,000 (restated). Liabilities at June 30, 2003 primarily consisted of $297,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and accrued expenses of $4,000.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(398,000) (restated), reflecting an increase of $(93,000) (restated) from the $(305,000) net loss for the three months ended June 30, 2002. The change was primarily due to a $(132,000) (restated) increase in impairment loss. The Partnership changed the way it evaluated impairment during the period ended June 30, 2003, by comparing the tax credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The Partnership advanced funds to a Local Limited Partnership which were deemed to be uncollectible and subsequently reserved (restated). The accounting and legal expense decreased by $3,000 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, due to a timing issue of the accounting work being performed. The other operating expenses decreased by $1,000. Reporting fees increased by $6,000 while distribution income increased by $1,000. The increase in loss from operations was offset by a decrease in equity in losses of Local Limited Partnerships of $24,000 from $(269,000) for the three months ended June 30, 2002 to $(245,000)
(restated) for the three months ended June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources and Liquidity

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Net cash provided during the three months ended June 30, 2003 was $11,000 while net cash used during the three months ended June 30, 2002 was $52,000, reflecting a period to period change of $63,000. The overall increase in net cash provided is primarily due primarily to a $66,000 increase in net cash provided by operating activities for the restated three months ended June 30, 2003 compared with the three months ended June 30, 2002.

During the three months ended June 30, 2003 accrued fees and expenses  increased
by  $5,000,   and  consist  primarily  of  accrued  asset  management  fees  and reimbursement for expenses paid by the General Partner.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2003, to be insufficient working capital to fund its operations. Associates has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

By:   WNC & Associates, Inc.        General Partner




By:  /s/Wilfred N. Cooper, Jr.
------------------------------
Wilfred N. Cooper, Jr.,
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date:  October 5, 2009




By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Senior Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  October 5, 2009