Form 10-Q
period 2003-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-10-05
CIK 943904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003
                For the quarterly period ended December 31, 2003

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

                     17782 Sky Park Circle, Irvine, CA 92614
                   ( Address of principle executive offices )

                                 (714) 622-5565
                              ( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___No _X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See the definitions of "large accelerated file" and "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___No _X__

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

               For the Quarterly periods Ended September 30, 2003
                              and December 31, 2003


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets
     As of September 30, 2003, December 31, 2003 and March 31, 2003............3

  Statements of Operations
     For the Three and Six Months Ended September 30, 2003 and 2002............4
     For the Three and Nine Months Ended December 31, 2003 and 2002............5

  Statements of Partners' Equity (Deficit)
     For the Six Months Ended September 30, 2003 ..............................6
     For the Nine Months Ended December 31, 2003 ..............................6

  Statements of Cash Flow
     For the Six Months Ended September 30, 2003 and 2002......................7
     For the Nine Months Ended December 31, 2003 and 2002......................8

  Notes to Financial Statements................................................9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................20

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........22

  Item 4.  Controls and Procedures  ..........................................22

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................23

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........23

  Item 3.  Defaults Upon Senior Securities....................................23

  Item 4.  Submission of Matters to a Vote of Security Holders................23

  Item 5.  Other Information..................................................23

  Item 6. Exhibits............................................................23

  Signatures..................................................................25


                                            WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                    (A California Limited Partnership)

                                                           BALANCE SHEETS
                                                             (unaudited)


                                                          September 30, 2003      December 31, 2003        March 31, 2003
                                                       -----------------------  ---------------------    ------------------
ASSETS

  Cash                                                  $              25,897    $            26,650      $         18,348
  Investments in Local Limited Partnerships,
    net (Note 2)                                                    6,138,479              5,881,459             6,780,198
                                                       -----------------------  ---------------------    ------------------

     Total Assets                                       $           6,164,376    $         5,908,109      $      6,798,546
                                                       =======================  =====================    ==================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued expenses                                      $               4,000    $             4,000      $          4,000
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                           309,896                323,826               273,603
                                                       -----------------------  ---------------------    ------------------

     Total Liabilities                                                313,896                327,826               277,603
                                                       -----------------------  ---------------------    ------------------

Partners' equity (deficit):
  General Partner                                                    (116,987)              (119,689)             (110,282)
  Limited Partners (25,000 Partnership Units
    authorized; 18,000 Partnership Units issued
    and outstanding)                                                5,967,467              5,699,972             6,631,225
                                                       -----------------------  ---------------------    ------------------

         Total Partners' Equity                                     5,850,480              5,580,283             6,520,943
                                                       -----------------------  ---------------------    ------------------
            Total Liabilities and Partners' Equity      $           6,164,376    $         5,908,109      $      6,798,546
                                                       =======================  =====================    ==================


                                           See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                 For the Three Months and Six Months Ended September 30, 2003 and 2002
                                                              (unaudited)


                                                   2003                                       2002
                                    -------------------------------------     ---------------------------------------
                                          Three                 Six                Three                   Six
                                          Months               Months              Months                 Months
                                    -----------------     ---------------     ----------------      -----------------

Reporting fees                       $         4,481       $      10,687       $            -        $             -
Distribution income                                -                 668                    -                      -
Recovery of bad debt                               -               3,311                    -                      -
                                    -----------------     ---------------     ----------------      -----------------

    Total income                               4,481              14,666                    -                      -
                                    -----------------     ---------------     ----------------      -----------------

Operating expenses:
 Amortization (Note 2)                         8,361              16,722                9,645                 19,290
 Asset management fees (Note 3)               12,375              24,750               12,375                 24,750
 Impairment loss (Note 2)                          -             132,387                    -                      -
 Legal and accounting fees                     9,550              15,109               13,674                 22,153
 Write off of advances to
   Local Limited Partnerships
   (Note 4)                                        -                   -               40,815                 42,882
 Other                                         1,307               6,434                  118                  3,811
                                    -----------------     ---------------     ----------------      -----------------

    Total operating expenses                  31,593             195,402               76,627                112,886
                                    -----------------     ---------------     ----------------      -----------------

Loss from operations                         (27,112)           (180,736)             (76,627)              (112,886)

Equity in losses of Local
 Limited Partnerships (Note 2)              (244,893)           (489,786)            (269,024)              (538,048)

Interest income                                   37                  59                   77                    326
                                    -----------------     ---------------     ----------------      -----------------
Net loss                             $      (271,968)      $    (670,463)      $     (345,574)       $      (650,608)
                                    =================     ===============     ================      =================

Net loss allocated to:
 General Partner                     $        (2,720)      $      (6,705)      $       (3,456)       $        (6,506)
                                    =================     ===============     ================      =================

  Limited Partners                   $      (269,248)       $    (663,758)      $     (342,118)       $      (644,102)
                                    =================     ===============     ================      =================

Net loss per
 Partnership Unit                    $           (15)      $         (37)      $          (19)       $           (36)
                                    =================     ===============     ================      =================

Outstanding weighted
 Partnership Units                            18,000              18,000               18,000                 18,000
                                    =================     ===============     ================      =================

                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                 For the Three Months and Nine Months Ended December 31, 2003 and 2002
                                                              (unaudited)


                                                   2003                                       2002
                                    -------------------------------------     ---------------------------------------
                                          Three                 Six                Three                   Six
                                          Months               Months              Months                 Months
                                    -----------------     ---------------     ----------------      -----------------

Reporting fees                       $         3,706       $      14,393       $            -        $             -
Distribution  income                               -                 668                    -                      -
Recovery of bad debt                               -               3,311                    -                      -
                                    -----------------     ---------------     ----------------      -----------------

   Total income                                3,706              18,372                    -                      -
                                    -----------------     ---------------     ----------------      -----------------

Operating expenses:
 Amortization (Note 2)                         8,361              25,083                9,645                 28,935
 Asset management fees (Note 3)               12,375              37,125               12,375                 37,125
 Impairment loss (Note 2)                          -             132,387                    -                      -
 Legal and accounting fees                     2,125              17,234                4,039                 26,192
 Write off of advances to
  Local Limited Partnerships
  (Note 4)                                         -                   -                    -                 42,822
 Other                                         2,416               8,850                2,101                  5,972
                                    -----------------     ---------------     ----------------      -----------------

   Total operating expenses                   25,277             220,679               28,160                141,046
                                    -----------------     ---------------     ----------------      -----------------

Loss from operations                         (21,571)           (202,307)             (28,160)              (141,046)

Equity in losses of Local
 Limited Partnerships (Note 2)              (248,659)           (738,445)            (269,024)              (807,072)

Interest income                                   33                  92                   51                    377
                                    -----------------     ---------------     ----------------      -----------------

Net loss                             $      (270,197)      $    (940,660)      $     (297,133)       $      (947,741)
                                    =================     ===============     ================      =================

Net loss allocated to:
 General Partner                     $        (2,702)      $      (9,407)      $       (2,971)       $        (9,477)
                                    =================     ===============     ================      =================

 Limited Partners                    $      (267,495)      $    (931,253)      $     (294,162)       $      (938,264)
                                    =================     ===============     ================      =================

Net loss per
 Partnerships Units                  $           (15)      $         (52)      $          (16)       $           (52)
                                    =================     ===============     ================      =================

Outstanding weighted
 Partnership Units                            18,000              18,000               18,000                 18,000
                                    =================     ===============     ================      =================

                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                 STATEMENTS OF PARTNES EQUITY(DEFICIT)

                                      For the Six Months Ended September 30, 2003 and Nine Months
                                                        Ended December 31, 2003
                                                              (unaudited)


                                             For the Six Months Ended September 30, 2003

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2003            $    (110,282)       $    6,631,225        $      6,520,943

Net loss                                                       (6,705)             (663,758)               (670,463)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2003        $    (116,987)       $    5,967,467        $      5,850,480
                                                       ===============      ================      ==================



                                             For the Nine Months Ended December 31, 2003

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2003            $    (110,282)       $    6,631,225        $      6,520,943

Net loss                                                       (9,407)             (931,253)               (940,660)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2003         $    (119,689)       $    5,699,972        $      5,580,283
                                                       ===============      ================      ==================


                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                         For the Six Months Ended September 30, 2003 and 2002
                                                              (unaudited)

                                                                            2003                 2002
                                                                        --------------      ---------------

Cash flows from operating activities:

 Net loss                                                               $    (670,463)       $    (650,608)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Amortization                                                            16,722               19,290
       Equity in losses of Local Limited Partnerships                         489,786              538,048
       Impairment loss                                                        132,387                    -
       Advances to Local Limited Partnerships                                       -            (132,473)
       Change in accrued expenses                                                   -              123,123
       Change in accrued  fees and expenses due to
         General Partner and affiliates                                        36,293               34,285
                                                                        --------------      ---------------

       Net cash provided by (used in) operating activities                      4,725              (68,335)
                                                                        --------------      ---------------

Cash flows from investing activities:

   Distributions received from Local Limited Partnerships                       2,824                7,412
                                                                        --------------      ---------------

       Net cash provided by investing activities                                2,824                7,412
                                                                        --------------      ---------------

Net increase (decrease) in cash                                                 7,549              (60,923)

Cash, beginning of period                                                      18,348               78,098
                                                                        --------------      ---------------

Cash, end of period                                                      $     25,897        $      17,175
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Taxes paid                                                              $          -        $         800
                                                                        ==============      ===============


                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                         For the Nine Months Ended December 31, 2003 and 2002
                                                              (unaudited)

                                                                            2003                 2002
                                                                        --------------      ---------------

Cash flows from operating activities:
 Net loss                                                                $   (940,660)       $    (947,741)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Amortization                                                            25,083               28,935
       Equity in losses of Local Limited Partnerships                         738,445              807,072
       Impairment loss                                                        132,387                    -
       Advances to Local Limited Partnerships                                       -            (133,268)
       Change in accrued expenses                                                   -              (2,067)
       Change in accrued  fees and expenses due to
         General Partner and affiliates                                        50,223              178,785
                                                                        --------------      ---------------
       Net cash provided by (used in) operating activities                      5,478             (68,284)
                                                                        --------------      ---------------

Cash flows from investing activities:

   Distributions received from Local Limited Partnerships                       2,824               11,118
                                                                        --------------      ---------------

       Net cash provided by investing activities                                2,824               11,118
                                                                        --------------      ---------------

Net increase (decrease) in cash                                                 8,302             (57,166)

Cash, beginning of period                                                      18,348               78,098
                                                                        --------------      ---------------

Cash, end of period                                                      $     26,650        $      20,932
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Taxes paid                                                            $          -        $         800
                                                                        ==============      ===============

                                       See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the PlaceTypecountry-regionplaceUnited States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003 and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K/A for the fiscal year ended March 31, 2003.

Organization
------------

WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own and operate multi-family housing complexes ("Housing Complexes") that are eligible for low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,560 Units, which represents 25.3% of the Partnership Units outstanding for the Partnership. Sempra Energy Financial invested $4,282,600. A discount of $277,400 was allowed due to a volume discount. On July 1, 2006 Sempra Energy Financial transferred their 4,560 Partnership Units to Sempra Section 42, LLC. See Item 12(b) in the year ended March 31, 2003 10-K/A. Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 Partnership Units, which represent 5.9% of the Units outstanding for the Partnership. Western Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount. See Item 12(b) in the year ended March 31, 2003 Form 10-K/A.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

--------------------------------------------------------------

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Exit Strategy
-------------

The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2003, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2003. As of December 31, 2003 no Housing Complexes have been identified for disposition. Subsequent to December 31, 2003 one Housing Complex, Cascade Pines, had been sold (see Note 5) and one additional Housing Complex, Patten Towers II, L.P., had been identified for disposition.

--------------------------------------------------------------

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (See
Note 2).

"Equity in losses of Local Limited Partnerships" for each of the periods ended September 30, 2003 and 2002 and December 31, 2003 and 2002 have been recorded by the Partnership. Management's estimate for the six and nine-month period is based on either actual unaudited results reported by the Local Limited
Partnerships  or  historical  trends  in the  operations  of the  Local  Limited
Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2003 and December 31, 2003 six and seven investment balances have reached a zero balance, respectively.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. For all periods presented, the Partnership had no cash equivalents.

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the six months ended September 30, 2003 and 2002 was $16,722 and $19,290, respectively and for the nine months ended December 31, 2003 and 2002 it was $25,083 and $28,935, respectively.

Impairment
----------

A loss in value from Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Effective in the quarter ending June 30, 2003 impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in17 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,120 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments for which the Partnership is entitled to 49.49% of such amount.

A loss in value of a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $132,387 and $0 during the six months ended September 30, 2003 and 2002, respectively, and $132,387 and $0 during the nine months ended December 31, 2003 and 2002, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Six                For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2003           March 31, 2003
                                                              -----------------------      ------------------

     Investments per balance sheet, beginning of period        $           6,780,198        $      8,970,406
     Impairment loss                                                        (132,387)                      -
     Distributions received from Local Limited Partnerships                   (2,824)                 (5,386)
     Equity in losses of Local Limited Partnerships                         (489,786)             (2,146,242)
     Amortization of capitalized acquisition fees and costs                  (16,722)                (38,580)
                                                              -----------------------      ------------------
     Investments per balance sheet, end of period              $           6,138,479        $      6,780,198
                                                              =======================      ==================

                                                                   For the Nine               For the Year
                                                                   Months Ended                  Ended
                                                                 December 31, 2003           March 31, 2003
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period        $           6,780,198        $      8,970,406
     Impairment loss                                                        (132,387)                      -
     Distributions received from Local Limited Partnerships                   (2,824)                 (5,386)
     Equity in losses of Local Limited Partnerships                         (738,445)             (2,146,242)
     Amortization of capitalized acquisition fees and costs                  (25,083)                (38,580)
                                                              -----------------------      ------------------
     Investments per balance sheet, end of period              $           5,881,459        $      6,780,198
                                                              =======================      ==================

-------------------------------------------------------------

                                                                   For the Six                For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2003           March 31, 2003
                                                              -----------------------      ------------------

     Investments in Local Limited Partnerships, net            $           5,359,233        $      5,984,230
     Acquisition fees and costs, net of accumulated
       amortization of $542,049 and $525,327                                 779,246                 795,968
                                                              -----------------------      ------------------
     Investments per balance sheet, end of period              $           6,138,479        $      6,780,198
                                                              =======================      ==================

                                                                   For the Nine               For the Year
                                                                   Months Ended                  Ended
                                                                 December 31, 2003           March 31, 2003
                                                              -----------------------      ------------------
     Investments in Local Limited Partnerships, net            $           5,116,783        $      5,984,230
     Acquisition fees and costs, net of accumulated
       amortization of $556,619 and $525,327                                 764,676                 795,968
                                                              -----------------------      ------------------
     Investments per balance sheet, end of period              $           5,881,459        $      6,780,198
                                                              =======================      ==================

Selected financial information for the six months ended September 30, 2003 and 2002 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                             2003                    2002
                                                      -------------------    ---------------------

         Revenues                                      $       2,700,000      $         3,002,000
                                                      -------------------    ---------------------
         Expenses:
         Interest expense                                        756,000                  777,000
         Depreciation and amortization                           758,000                  784,000
         Operating expenses                                    2,740,000                2,058,000
                                                      -------------------    ---------------------
             Total expenses                                    4,254,000                3,619,000
                                                      -------------------    ---------------------

         Net loss                                      $      (1,554,000)                (617,000)
                                                      ===================    =====================

         Net loss allocable to the Partnership         $      (1,539,000)     $          (584,000)
                                                      ===================    =====================
         Net loss recorded by the Partnership          $        (490,000)     $          (538,000)
                                                      ===================    =====================

-------------------------------------------------------------

Selected financial information for the nine months ended December 31, 2003 and 2002 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                             2003                    2002
                                                      -------------------    ---------------------

         Revenues                                      $       4,049,000      $         4,504,000
                                                      -------------------    ---------------------
         Expenses:
           Interest expense                                    1,134,000                1,165,000
           Depreciation and amortization                       1,136,000                1,177,000
           Operating expenses                                  4,111,000                3,088,000
                                                      -------------------    ---------------------
             Total expenses                                    6,381,000                5,430,000
                                                      -------------------    ---------------------

         Net loss                                      $      (2,332,000)     $          (926,000)
                                                      ===================    =====================
         Net loss allocable to the Partnership         $      (2,309,000)     $          (876,000)
                                                      ===================    =====================
         Net loss recorded by the Partnership          $        (738,000)                (807,000)
                                                      ===================    =====================

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade was a defendant in a wrongful death lawsuit and related injury lawsuit. Cascade carries general liability and extended liability insurance. The wrongful death claim and related injury lawsuit was settled, released and dismissed. Liability insurance covered the settlement. Due to continued operating deficits, an associate of WNC, Shelter Resource Corporation
(SRC) became the managing general partner of Cascade in November 2003. Operations improved until late 2004 when the Atlanta Housing Authority ceased all rental assistance contracts with Cascade thereby causing irreversible operating problems. In January 2005 Cascade filed for and was granted bankruptcy protection. In January 2007 Cascade successfully sold the apartment community with the approval of the bankruptcy court. The property was sold to an investor that was going to rent the affordable apartment units to market rate tenants thereby creating an event of recapture for the Partnership as the limited partner of Cascade.

Subsequent to December 31, 2003, one Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program ("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Patten Towers is currently listed for sale with a national brokerage firm. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each. If for any reason Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which approximated $454,487 and $464,631 at December 31, 2003 and September 30, 2003,, respectively. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

     (a) Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,200,785. Accumulated amortization of these capitalized costs was $501,368, $493,824 and $478,736 as of December 31, 2003, September 30,
          2003 and March 31, 2003, respectively.

----------------------------------------------

     (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $120,510, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $55,251, $48,225 and $46,591 as of December 31, 2003, September
          30, 2003 and March 31, 2003, respectively.

     (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnerships as defined. "Invested assets" means the sum of the Partnerships' investment and Local Limited Partnerships and the Partnership's allocable share of the amount of mortgage loans on and the other debts related to Housing Complexes owned by such Local Limited Partnerships. Asset management fees for each of the six months ended September 30, 2003 and 2002 were $24,750. Asset management fees of $37,125 were incurred during each of the nine months ended December 31, 2003 and 2002. The Partnership paid the General Partner or its affiliates $10,000 and $0 of those fees during the six months ended September 30, 2003 and 2002, respectively and $10,000 and $0 for the nine months ended December 31, 2003 and 2002, respectively.

     (d) A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 14% through December 31, 2006 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $13,567 during the six months ended September 30, 2003 and 2002, respectively and $2,986 and $13,567 for the nine months ended December 31, 2003 and 2002, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                               September 30,          December 31,           March 31,
                                                  2003                   2003                   2003
                                            ------------------     -----------------     -----------------

   Accrued asset management fees             $        150,875       $       163,250       $       136,125
   Expenses paid by the General
     Partners or an affiliates on
     behalf of the Partnership                         75,753                77,308                54,210
   Advances  made  to  Partnership from
     General Partner or affiliates                     83,268                83,268                83,268
                                            ------------------     -----------------     -----------------
       Total                                 $        309,896       $       323,826       $       273,603
                                            ==================     =================     =================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

During the six and nine months ended September 30, 2003 and December 31, 2003, the Partnership did not make any advances to any of the Local Limited Partnerships. As of September 30, 2003 and December 30, 2003, total advances made to Local Limited Partnerships were approximately, $226,340 all of which have been reserved in prior periods. The Partnership had determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

In January 2007, one Housing Complex had been sold, Cascade Pines, L.P.II ("Cascade"). This Local Limited Partnership started to experience operational issues during the year ended March 31, 2003 and continued to have operational issues primarily due to cash flow issues. As discussed in Note 2 Cascade lost all its rental assistance contracts in late 2004, thereby creating cash flow issues that were not correctable. Therefore the Partnership deemed it to be to the benefit of the Partnership to sell its interest in Cascade.

Subsequent to December 31, 2003, cumulative advances to one Local Limited Partnership, Cascade Pines, L.P., II ("Cascade Pines") totaled $1,155,728. The Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues. When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership to fund the advances to Cascade Pines were forgiven. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it will be reflected in the statement of partners' equity (deficit) in the Partnership's financial statements for the year ended March 31, 2007.

Subsequent to December 31, 2003, the General Partner forgave past advances made to the Partnership totaling $1,432,427. The Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues. The advances were deemed to be uncollectible by the General Partner therefore the debt was forgiven and was recorded as a capital contribution made by the General Partner to the Partnership.

Subsequent to December 31, 2003, one Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program ("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Patten Towers is currently listed for sale with a national brokerage firm. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. Patten Towers has been identified for disposition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2003 and 2002, and the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $26,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $6,138,000. Liabilities at September 30, 2003 primarily consisted of $310,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates accrued expenses of $4,000.

The Partnership's assets at December 31, 2003 consisted primarily of $27,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $5,881,000. Liabilities at September 30, 2003 primarily consisted of $324,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and accrued expenses of $4,000.

Results of Operations

Three  Months  Ended  September  30,  2003  Compared to the Three  Months  Ended
September  30,  2002  The  Partnership's  net loss for the  three  months  ended
September 30, 2003 was $(272,000), reflecting a decrease of approximately $74,000 from the net loss of $(346,000) for the three months ended September 30, 2002. There was a $50,000 decrease in loss from operations. This decrease included a $41,000 decrease in write off of advances made to Local Limited Partnerships due to the Partnership making advances in the amount of $41,000 during the three months ended September 30, 2002 and reserving the full amount in the same quarter, compared to $0 in advances during the three months ended September 30, 2003. There was also a decrease of $4,000 in accounting and legal expenses due to a timing issue of the accounting work being performed. Reporting fees increased by $4,000 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Amortization expenses also decreased by $1,000 for the three months ended September 30, 2003. Finally, there was a decrease of $24,000 in equity in losses of Local Limited Partnerships for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002 The Partnership's net loss for the six months ended September 30, 2003 was $(670,000), reflecting an increase of approximately $(20,000) from the net loss of $(650,000) for the six months ended September 30, 2002. The increase in net loss was primarily due to the $(68,000) increase in loss from operations which was largely the result of an increase in impairment loss of $(132,000). The Partnership changed the way it evaluated impairment during the six months ended September 30, 2003, by comparing the Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments to the Partnerships compared to the current carrying value of each of the investments. The accounting and legal expenses decreased by $7,000 for the six months ended September 30, 2003 compared to the six months ended September 30, 2002 due to the timing issue of accounting work being performed. In addition, there was also a decrease of $43,000 in write off of advances made to Local Limited Partnerships for the six months ended September 30, 2002 due to an advance of $43,000 made to a Local Limited Partnership which was reserved during the same six month period compared to $0 advanced and reserved for during the six months ended September 30, 2003. Reporting fees and distribution income increased by $11,000 and $1,000, respectively due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was also a $3,000 recovery of bad debt for the six months ended September 30, 2003. The increase in loss from operations was offset by a decrease of equity in losses of Local Limited Partnerships by $48,000 to $(490,000) for the six months ended September 30, 2003 from $(538,000) for the six months ended September 30, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership recognizing losses of Local Limited Partnerships, which varies with the local economies of the underlying properties.

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002 The Partnership's net loss for the three months ended December 31, 2003 was $(270,000), reflecting a decrease of approximately $27,000 from the net loss of $(297,000) for the three months ended December 31, 2002. That was partially due to a decrease of equity in losses of Local Limited Partnerships of $20,000 to $(249,000) for the three months ended December 31, 2003 from $(269,000) for the three months ended December 31, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership recognizing losses of Local Limited Partnerships, which varies depending on the local economies of the underlying properties. The decrease in equity in losses of Local Limited Partnerships was combined with a $7,000 decrease in loss from operations. The accounting and legal expenses decreased by $2,000 for the three months ended December 31, 2003 compared to the three months ended December 31, 2002 due to a timing issue of the accounting work being performed. Amortization expense also decreased by $1,000 for the three months ended December 31, 2003. Reporting fees increased by $4,000 for the three months ended December 31, 2003 compared to the three months ended December 31, 2002 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2003 Compared to the Nine Months Ended December 31, 2002 The Partnership's net loss for the nine months ended December 31, 2003 was $(941,000), reflecting a decrease of approximately $7,000 from the net loss of $(948,000) for the nine months ended December 31, 2002. The decrease in net loss was largely due to the increase in impairment loss of $(132,000). The Partnership changed the way it evaluated impairment during the nine months ended December 31, 2003, by comparing the Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments to the Partnership compared to the current carrying value of each of the investments. Additionally, there was also a decrease of $43,000 in write off of advances made to Local Limited Partnerships for the nine months ended December 31, 2003 due to no advances made to Local Limited Partnerships compared to $43,000 advanced and reserved for during the nine months ended December 31, 2002. Reporting fees and distribution income increased by $14,000 and $1,000, respectively for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002 due to the fact that Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was also a $3,000 increase in recovery of bad debt for the three months ended December 31, 2003. The accounting and legal expenses decreased by $9,000 for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002 due to the timing issue of accounting work being performed. The amortization expenses decreased by $4,000 and the other operating expenses increased by $(3,000). There was also a decrease of equity in losses of Local Limited Partnerships of $69,000 to $(738,000) for the nine months ended December 31, 2003 from $(807,000) for the nine months ended December 31, 2002. The equity in losses of Local Limited Partnerships can vary depending on the economies of the underlying properties.

Capital Resources and Liquidity

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002 Net cash provided during the six months ended September 30, 2003 was $8,000, compared to net cash used during the six months ended September 30, 2002 of $(61,000), reflecting a change of $69,000. The decrease in cash used during the six months ended September 30, 2003 is largely due to no advances made to Local Limited Partnerships for the six months ended September 30, 2003 compared to $(132,000) of advances made to Local Limited Partnerships for the six months ended September 30, 2002. During the six months ended September 30, 2002, The Partnership received $83,000 in cash advances from the General Partner or an affiliate which was then advanced to the troubled Local Limited Partnership, as discussed above. The $83,000 that was advanced to the Partnership was classified in the accrued expenses for the six months ended September 30, 2002. During the six months ended September 30, 2002 $7,000 in distributions from Local Limited Partnerships was collected compared to $3,000 during the six months ended September 30, 2003. That net decrease was offset by the $11,000 in reporting fees, $1,000 in distribution income and $3,000 in recovery of bad debt that was collected in the six months ended September 30, 2003 compared to no cash collected for the six months ended September 30, 2002. The difference is due to the fact that Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002 Net cash provided during the nine months ended December 31, 2003 was $8,000, compared to net cash used during the nine months ended December 31, 2002 of $(57,000), reflecting a change of $65,000. The decrease in cash used during the nine months ended December 31, 2003 is largely due to no advances made to Local Limited Partnerships for the nine months ended December 31, 2003 compared to $(132,000) of advances made to Local Limited Partnerships for the nine months ended December 31, 2002. During the nine months ended December 31, 2002, The Partnership received $83,000 in cash advances from the General Partner or an affiliate which was then advanced to the troubled Local Limited Partnership, as discussed above. The $83,000 that was advanced to the Partnership was classified in the accrued expenses for the nine months ended December 31, 2002. During the nine months ended December 31, 2002 $11,000 in distributions from Local Limited Partnerships was collected compared to $3,000 during the nine months ended December 31, 2003. That net decrease in cash received was offset by the $14,000 in reporting fees, $1,000 in distribution income and $3,000 in recovery of bad debt that was collected in the nine months ended December 31, 2003 compared to no cash collected for the nine months ended December 31, 2002. The difference is due to the fact that Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally the Partnership paid $(13,000) in asset management fees and reimbursements to the General Partner or an affiliate for the nine months ended December 31, 2003 compared to $(14,000) being paid during the nine months ended December 31, 2002.

During the six and nine months ended September 30, 2003 and December 31, 2003, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $36,000 and $50,000, respectively. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2003, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE

Item 4. Controls and Procedures

(a)     Disclosure controls and procedures
        ----------------------------------

          As of the end of the periods covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

          The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership's periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership's inability to file its periodic reports in a timely manner.

          Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership's periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership's periodic reports.

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended September 30, 2003 and December 31, 2003, that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.   Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3


By:  WNC & ASSOCIATES, INC.                 General Partner




By: /s/ Wilfred N. Cooper, Jr.
    --------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: october 5, 2009




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: october 5, 2009