Form 10-K
period 2004-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-10-05
CIK 943904

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    For the fiscal year ended March, 31, 2004
                    For the fiscal year ended March, 31, 2005
                    For the fiscal year ended March, 31, 2006
                    For the fiscal year ended March, 31, 2007

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-21895


                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
             (Exact name of registrant as specified in its charter)

        California                                        33-6163848
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


      17782 Sky Park Circle,                              92614-6404
      Irvine, CA                                          (zip code)
      (Address of principal executive offices)


                                 (714) 662-5565
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No___X__


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes               No    X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

Sempra Energy Financial, a StateplaceCalifornia corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,560 Units, which represents 25.3% of the Partnership Units outstanding for the Partnership. Sempra Energy Financial invested $4,282,600. A discount of $277,400 was allowed due to a volume discount. On July 1, 2006 Sempra Energy Financial transferred their 4,560 Partnership Units to Sempra Section 42, LLC. See Item 12(b) in this 10-K. Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 Partnership Units, which represent 5.9% of the Units outstanding for the Partnership. Western Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount. See Item 12(b) in this 10-K.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated March 28, 1995 ("Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing

Complex, it is anticipated that the Local General Partner will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in eighteen Local Limited Partnerships, one of which had been sold or otherwise disposed as of March 31, 2006, 2005 and 2004. As of March 31, 2007 one additional Local Limited Partnership had been disposed. Each of these Local Limited Partnerships owns a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

The following table reflects the 15-year compliance period of the seventeen Housing Complexes:

Expiration Date for 15-year compliance period
                                                      15-year Expiration
           Local Limited Partnership Name                    Date
--------------------------------------------------------------------------

Alliance Apartments I Limited Partnership                            2010
Blessed Rock of El Monte                                             2012
Broadway Apartments, Limited Partnership                             2013
Cascade Pines, L.P. II                                               2011
Curtis Associates I, L.P.                                            2012
Escatawpa Village Associates, Limited Partnership                    2011
Hastings Apartments I, Limited Partnership                           2011
Heritage Apartments I, L.P.                                          2012
Hillcrest Associates, A Limited Partnership                          2011
Patten Towers, L.P. II                                               2011
Prairieland Properties of Syracuse II, L.P.                          2012
Raymond S. King Apartments Limited Partnership                       2012
Rosedale Limited Partnership                                         2011
Shepherd South Apartments I, Ltd.                                    2010
Solomon Associates I, L.P.                                           2012
Talladega County Housing Ltd.                                        2011
The Willow Apartments, L.P.                                          2011

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, one Housing Complex as discussed below, was selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period.

During the year ended March, 31, 2007 the partnership sold the Housing Complex of one Local Limited Partnership, Cascade Pines II, L.P. ("Cascade Pines") and the Local Limited Partnership was subsequently dissolved. Cascade Pines had not completed its 15-year compliance period. The Partnership did not purchase a recapture bond since the cost of the bond was equal to the amount of Low Income Housing Tax Credits at risk for recapture. The Partnership retained a cash balance to cover any recapture. The Housing Complex was sold for the same amount as the outstanding mortgage owing. The net investment balance in this Local Limited Partnership was zero. Since there was no distribution of cash there was no gain or loss for the Partnership. The disposition was due to this Local Limited Partnership experiencing operational and cash flow issues. As of March 31, 2007 the Partnership had advanced approximately $1,155,728 to this Local Limited Partnership which was not recovered and the advances were written off as bad debt.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement, the sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Item 1A.  Risk Factors

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.


(a) Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

     Low Income Housing Tax Credits might not be available. If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

     Low Income Housing Tax Credits might be less than anticipated. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

     Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

     o a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period,
          or
     o    the   Partnership   disposed  of  its  interest  in  a  Local  Limited
          Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be of a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

     Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership's ability to sell its Housing Complex. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment actually agreed to may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

     Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

     o an unlimited amount of passive income, which is income from entities such as the Partnership, and
     o    $25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits. Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner's other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner's annual tax liability equal to $25,000 plus 75% of the Limited Partner's tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax. All of these concepts are extremely complicated.


(b) Risks related to investment in Local Limited Partnerships and Housing Complexes

     Because the Partnership has few investments, each investment will have a great impact on the Partnership's results of operations. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

     The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the

Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

     The Partnership does not control the Local Limited Partnerships and must rely on the Local General Partners. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

     Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing
Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

o Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

     o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
     o Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
     o Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
     o Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.
     o Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
     o Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
     o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
     o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex.

          The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner's return may be derived only from the Low Income Housing Tax Credits and tax losses.

     Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

     Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the first 15 years of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing
Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

     The Partnership's investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner's obligations. The cost to enforce a Local General Partner's obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

     Fluctuating economic conditions can reduce the value of real estate. The Partnership's principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of the beginning of the first year covered by this report, the Partnership had reduced the carrying amount to $0 with respect to seven of its investments.

     Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

     o    the general and local job market,
     o    the availability and cost of mortgage financing,
     o    monetary inflation,
     o    tax, environmental, land use and zoning policies,

     o    the supply of and demand for similar properties,
     o    neighborhood conditions,
     o    the availability and cost of utilities and water.

(c)  Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

          No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

     o    the determination of which depends on future factual circumstances,
     o    which are peculiar to individual Limited Partners, or
     o    which are not customarily the subject of an opinion.

The more significant of these matters include:

     o allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
     o characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
     o identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
     o applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
     o the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnershi's ability to realize its investment objectives.

     Passive activity rules will limit deduction of the Partnership's losses and impose tax on interest income. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

     The Partnership may earn interest income on its reserves and loans. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

     At risk rules might limit deduction of the Partnership's losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partner's ability to deduct Partnership losses to the sum of:

     o    the amount of cash the Limited Partner invests in the Partnership, and
     o the Limited Partner's share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

     Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it may recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership may recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the Partnership's share of the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

     Alternative minimum tax liability could reduce a Limited Partner's tax benefits. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

     IRS could audit the returns of the Partnership, the Local Limited Partnerships or the Limited Partners. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

     An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner. An audit of a Limited Partner's tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

     A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership's allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership's allocations do not have substantial economic effect, then the partnership's tax items are allocated in accordance with each partner's interest in the partnership. The IRS might challenge the allocations made by the
Partnership:

     o    between the Limited Partners and the General Partner,
     o    among the Limited Partners, or
     o    between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

     Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

     o    unused passive losses from the Partnership or other investments, or
     o    current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

     IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited
Partnership:

o        should be deductible over a longer period of time or in a later year,
o        are excessive and may not be capitalized or deducted in full,
o        should be capitalized and not deducted, or
o        may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

     o the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
     o    the adjusted basis of a Housing Complex used to compute depreciation,
     o    the correct deduction of fees,
     o the amortization of organization and offering expenses and start-up expenditures.

If the IRS were  successful in any such  contention,  the anticipated Low Income
Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

     Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor's income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

     New administrative or judicial interpretations of the law might reduce the value of tax credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

     State income tax laws may adversely affect the Limited Partners. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

     The tax treatment of particular items under state or local income tax laws may vary materially from the Federal income tax treatment of such items. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d)      Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

     Lack of liquidity of investment. It is unlikely that a public market will develop for the purchase and sale of Partnership Units. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

     The Limited Partners will not control the Partnership and must rely totally on the General Partner. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

     Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

     o    remove the General Partner and elect a replacement general partner,
     o    amend the Partnership Agreement,
     o    terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

     Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners. The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income housing apartment complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

     Associates and its affiliates are serving as the general partners of many other partnerships. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership's capital in Local Limited Partnerships.

     The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership's investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner's share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the General Partner may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

     Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

     The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $49,500, $49,500, $49,500, $39,500, $49,500, $49,500 and
$37,125 for the years ended March 31, 2007,  2006,  2005,  2004, 2003, 2002, and
2001 respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $49,500 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the seventeen Housing Complexes as of the dates or for the periods indicated:


                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2007                        As of December 31, 2006
                                           -------------------------------- --------------------------------------------------------
                                                       Partnership's                                      Estimated
                                                           Total                                          Aggregate      Mortgage
                                                       Investment in   Amount of                          Low Income    Balances of
 Local Limited                        General          Local Limited   Investment    Number               Housing Tax  Local Limited
Partnership Name      Location      Partner Name       Partnerships   Paid to Date  of Units   Occupancy   Credits(1)   Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Alliance Apartments   Alliance,     Retro Development,
I L.P.                Nebraska      Inc.                 $  604,000    $  604,000       19       100%    $   363,000     $   594,000

Blessed Rock of       El Monte,     Everland, Inc.
El Monte              California                          2,511,000     2,511,000      137       100%      8,899,000       3,494,000

Broadway Apartments,  Hobbs,        Trianon-Broadway,
L.P.                  New Mexico    LLC, a New Mexico
                                    Limited Liability
                                    Company               2,029,000     2,029,000       78        92%      2,335,000       1,223,000

Cascade Pines, L.P.   Atlanta,      Urban Residential
II (2)                Georgia       Management, a
                                    Georgia
                                    Corporation                   -             -      376        57%      2,533,000       8,623,000

Curtis Associates I,  Curtis,       Joseph A. Shepard
L.P.                  Nebraska      and Kenneth M.
                                    Vitor                    88,000        88,000       12        92%        156,000         414,000

Escatawpa Village     Escatawpa,    Clifford E. Olsen
Associates, L.P.      Mississippi                           249,000       249,000       32       100%        458,000         873,000

Hastings              Hastings,     Retro Development,
Apartments I, L.P.    Nebraska      Inc. of Oklahoma and
                                    Most Worshipful
                                    Prince Hall Grand
                                    Lodge                   542,000       542,000       18       100%      1,005,000         338,000

Heritage Apartments   Berkeley,     Joseph, A. Shepard and
I, L.P.               Missouri      Kenneth M. Vitor        752,000       752,000       30        97%      1,333,000         577,000

Hillcrest Associates, Ontario,      Riley J. Hill
A L.P.                Oregon                                354,000       354,000       28        96%        683,000       1,261,000

Patten Towers,        Chattanooga,  Patten Towers
L.P. II               Tennessee     Partners, LLC         2,154,000     2,154,000      221        86%      3,938,000       4,300,000

Prairieland           Syracuse,     Kenneth M. Vitor
Properties of         Kansas
Syracuse II, L.P.                                            85,000        85,000        8       100%        152,000         310,000


                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2007                        As of December 31, 2006
                                           -------------------------------- --------------------------------------------------------
                                                       Partnership's                                      Estimated
                                                           Total                                          Aggregate      Mortgage
                                                       Investment in   Amount of                          Low Income    Balances of
 Local Limited                        General          Local Limited   Investment    Number               Housing Tax  Local Limited
Partnership Name      Location      Partner Name       Partnerships   Paid to Date  of Units   Occupancy   Credits(1)   Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Raymond S. King       Greensboro,   Project Homestead,
Apartments L.P.       North         Inc.
                      Carolina                              437,000       437,000       23       100%        883,000         782,000

Rosedale L.P.         Silver City,  Deke Noftsker and ABO
                      New Mexico    Corporation             309,000       309,000       32        97%        547,000       1,290,000

Shepherd South        Shepherd,     Donald W. Sowell
Apartments I, L.P.    Texas                                 121,000       121,000       24        92%        223,000         542,000

Solomon Associates    Solomon,      Joseph A. Shepard and
I, L.P.               Kansas        Kenneth M. Vitor        138,000       138,000       16        88%        250,000         557,000

Talladega County      Talladega,    Apartment Developers,
Housing L.P.          Alabama       Inc. and Thomas H.
                                    Cooksey                 653,000       653,000       30        97%      1,200,000         747,000

The Willows           Morganton,    John C. Loving, Gordon
Apartments L.P.       North         D. Brown, Jr. and
                      Carolina      Western N.C. Housing
                                    Partnership             841,000       841,000       36        97%      1,545,000       1,028,000
                                                            -------       -------       --        ---      ---------       ---------

                                                        $11,867,000   $11,867,000    1,120        94%    $26,503,000     $26,953,000
                                                        ===========   ===========    =====        ===    ===========     ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 96% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2)  The  Housing  Complex  was sold on  January  3, 2007 and the Local  Limited
     Partnership was subsequently dissolved.


                               -------------------------------------------------------------
                                           For the year ended December 31, 2006
                               -------------------------------------------------------------
                                                                      Low Income Housing Tax
Local Limited                                                          Credits Allocated to
Partnership Name                  Rental Income   Net Income (Loss)          Partnership
--------------------------------------------------------------------------------------------

Alliance Apartments I             $   88,000        $   (35,000)                 99%
Limited Partnership

Blessed Rock of El Monte             872,000             28,000               49.49%

Broadway Apartments, Limited         356,000           (115,000)                 99%
Partnership

Cascade Pines, L.P. II             1,224,000           (555,000)                 98%

Curtis Associates I, L.P.             52,000            (20,000)                 99%

Escatawpa Village Associates,        163,000            (44,000)                 99%
Limited Partnership

Hastings Apartments I,                74,000             (6,000)                 99%
Limited Partnership

Heritage Apartments I, L.P.          136,000            (49,000)              98.99%

Hillcrest Associates, A Limited      119,000            (23,000)                 99%
Partnership

Patten  Towers, L.P. II (*)        1,360,000          2,301,000*                 99%

Prairieland Properties of             49,000              5,000                  99%
Syracuse II, L.P.

Raymond S. King Apartments            85,000            (36,000)                 99%
Limited Partnership

Rosedale Limited Partnership         130,000            (33,000)                 99%

Shepherd South Apartments            125,000              6,000                  99%
I, Ltd.

Solomon Associates I, L.P.            81,000             (7,000)                 99%

Talladega County Housing Ltd.         93,000            (35,000)                 99%

The Willows Apartments Limited       147,000            (29,000)                 99%
Partnership                       ----------        ------------

                                  $5,154,000        $ 1,353,000
                                  ==========        ===========

(*) The net income includes $2,770,708 of forgiveness of debt.


                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2006                        As of December 31, 2005
                                           -------------------------------- --------------------------------------------------------
                                                       Partnership's                                      Estimated
                                                           Total                                          Aggregate      Mortgage
                                                       Investment in   Amount of                          Low Income     Balances of
 Local Limited                        General          Local Limited   Investment    Number               Housing Tax  Local Limited
Partnership Name      Location      Partner Name       Partnerships   Paid to Date  of Units   Occupancy   Credits(1)   Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Alliance              Alliance,     Retro Development,
Apartments I          Nebraska      Inc.                $   604,000    $  604,000       19        95%    $   363,000     $   583,000
L.P.

Blessed Rock of       El Monte,     Everland, Inc.
El Monte              California                          2,511,000     2,511,000      137       100%      8,899,000       3,541,000

Broadway Apartments,  Hobbs,        Trianon - Broadway,
Limited Partnership   New Mexico    LLC, a New Mexico
                                    Limited Liability
                                    Company               2,029,000     2,029,000       78        94%      2,335,000       1,235,000

Cascade Pines,        Atlanta,      Urban,Residential
L.P. II               Georgia       Management, a
                                    Georgia
                                    Corporation           1,347,000     1,347,000      376        51%      2,533,000       8,623,000

Curtis Associates I,  Curtis,       Joseph A. Shepard
L.P.                  Nebraska      and Kenneth M.
                                    Vitor                    88,000        88,000       12        92%        156,000         416,000

Escatawpa Village     Escatawpa,    Clifford E. Olsen
Associates, L.P.      Mississippi                           249,000       249,000       32       100%        458,000         877,000

Hastings Apartments   Hastings,     Retro Development,
I, L.P.               Nebraska      Inc. of Oklahoma and
                                    Most Worshipful
                                    Prince Hall Grand
                                    Lodge                   542,000       542,000       18       100%      1,005,000         495,000

Heritage Apartments   Berkeley,     Joseph, A. Shepard and
I, L.P.               Missouri      Kenneth M. Vitor        752,000       752,000       30       100%      1,333,000         591,000

Hillcrest Associates, Ontario,      Riley, J. Hill
A L.P.                Oregon                                354,000       354,000       28        86%        683,000       1,273,000

Patten Towers,        Chattanooga,  Patten Towers
L.P. II               Tennessee     Partners, LLC         2,154,000     2,154,000      221        93%      3,938,000       6,025,000

Prairieland           Syracuse,     Kenneth M. Vitor
Properties of         Kansas
Syracuse II, L.P.                                            85,000        85,000        8       100%        152,000         315,000

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2006                        As of December 31, 2005
                                           -------------------------------- --------------------------------------------------------
                                                       Partnership's                                      Estimated
                                                           Total                                          Aggregate      Mortgage
                                                       Investment in   Amount of                          Low Income    Balances of
 Local Limited                        General          Local Limited   Investment    Number               Housing Tax  Local Limited
Partnership Name      Location      Partner Name       Partnerships   Paid to Date  of Units   Occupancy   Credits(1)   Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Raymond S. King       Greensboro,   Project Homestead,
Apartments L.P.       North         Inc.
                      Carolina                              437,000       437,000       3         78%        883,000         782,000

Rosedale Limited      Silver City,  Deke Noftsker and ABO
Partnership           New Mexico    Corporation             309,000       309,000      32         94%        547,000       1,296,000

Shepherd South         Shepherd,    Donald W. Sowell
Apartments I, Ltd.     Texas                                121,000       121,000      24         92%        223,000         547,000

Solomon Associates I,  Solomon,     Joseph A. Shepard and
L.P.                   Kansas       Kenneth M. Vitor        138,000       138,000      16         81%        250,000         559,000

Talladega County       Talladega,   Apartment Developers,
Housing Ltd.           Alabama      Inc. and Thomas H.
                                    Cooksey                 653,000       653,000      30         87%      1,200,000         758,000

The Willows            Morganton,   John C. Loving, Gordon
Apartments Limited     North        D. Brown, Jr. and
Partnership            Carolina     Western N.C. Housing
                                    Partnership             841,000       841,000      36        100%      1,545,000       1,041,000
                                                            -------       -------      --        ----      ---------       ---------

                                                        $13,214,000   $13,214,000   1,120         80%    $26,503,000     $28,957,000
                                                        ===========   ===========   =====         ===    ===========     ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 90% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.


                               -------------------------------------------------------------
                                           For the year ended December 31, 2005
                               -------------------------------------------------------------
                                                                      Low Income Housing Tax
Local Limited                                                          Credits Allocated to
Partnership Name                  Rental Income   Net Income (Loss)          Partnership
--------------------------------------------------------------------------------------------

Alliance Apartments I             $   65,000        $    10,000                  99%
Limited Partnership

Blessed Rock of El Monte             861,000            (70,000)              49.49%

Broadway Apartments, Limited         341,000           (394,000)                 99%
Partnership

Cascade Pines, L.P. II             1,181,000         (1,208,000)                 98%

Curtis Associates I, L.P.             39,000            (26,000)                 99%

Escatawpa Village Associates,        154,000            (23,000)                 99%
Limited Partnership

Hastings Apartments I,                73,000            (56,000)                 99%
Limited Partnership

Heritage Apartments I, L.P.          139,000            (41,000)              98.99%

Hillcrest Associates, A Limited      193,000            (16,000)                 99%
Partnership

Patten  Towers, L.P. II (*)        1,436,000           (502,000)                 99%

Prairieland Properties of             47,000             (2,000)                 99%
Syracuse II, L.P.

Raymond S. King Apartments            61,000            (67,000)                 99%
Limited Partnership

Rosedale Limited Partnership         145,000            (41,000)                 99%

Shepherd South Apartments            130,000              4,000                  99%
I, Ltd.

Solomon Associates I, L.P.            60,000            (20,000)                 99%

Talladega County Housing Ltd.         95,000            (26,000)                 99%

The Willows Apartments Limited       140,000            (31,000)                 99%
Partnership                       ----------        ------------

                                  $5,160,000        $(2,509,000)
                                  ==========        ============

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2005                        As of December 31, 2004
                                           -------------------------------- --------------------------------------------------------
                                                       Partnership's                                      Estimated
                                                           Total                                          Aggregate      Mortgage
                                                       Investment in   Amount of                          Low Income     Balances of
 Local Limited                        General          Local Limited   Investment    Number               Housing Tax  Local Limited
Partnership Name      Location      Partner Name       Partnerships   Paid to Date  of Units   Occupancy   Credits(1)   Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Alliance              Alliance,     Retro Development,
Apartments I          Nebraska      Inc.                $   604,000    $  604,000       19        79%    $   363,000     $   588,000
L.P.

Blessed Rock of       El Monte,     Everland, Inc.
El Monte              California                          2,511,000     2,511,000      137       100%       8,899,000      3,584,000

Broadway Apartments,  Hobbs,        Trianon - Broadway,
Limited Partnership   New Mexico    LLC, a New Mexico
                                    Limited Liability
                                    Company               2,029,000     2,029,000       78        79%       2,335,000      1,613,000

Cascade Pines,        Atlanta,      Urban,Residential
L.P. II               Georgia       Management, a
                                    Georgia
                                    Corporation           1,347,000     1,347,000      376        53%       2,533,000      8,148,000

Curtis Associates I,  Curtis,       Joseph A. Shepard
L.P.                  Nebraska      and Kenneth M.
                                    Vitor                    88,000        88,000       12        83%         156,000        418,000

Escatawpa Village     Escatawpa,    Clifford E. Olsen
Associates, L.P.      Mississippi                           249,000       249,000       32       100%         458,000        880,000

Hastings Apartments   Hastings,     Retro Development,
I, L.P.               Nebraska      Inc. of Oklahoma and
                                    Most Worshipful
                                    Prince Hall Grand
                                    Lodge                   542,000       542,000       18        94%       1,005,000        514,000

Heritage Apartments   Berkeley,     Joseph, A. Shepard and
I, L.P.               Missouri      Kenneth M. Vitor        752,000       752,000       30       100%       1,333,000        606,000

Hillcrest Associates, Ontario,      Riley, J. Hill
A L.P.                Oregon                                354,000       354,000       28        79%         683,000      1,278,000

Patten Towers,        Chattanooga,  Patten Towers
L.P. II               Tennessee     Partners, LLC         2,154,000     2,154,000      221        93%       3,938,000      6,025,000

Prairieland           Syracuse,     Kenneth M. Vitor
Properties of         Kansas
Syracuse II, L.P.                                            85,000        85,000        8       100%         152,000        321,000


                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2005                        As of December 31, 2004
                                           -------------------------------- --------------------------------------------------------
                                                       Partnership's                                      Estimated
                                                           Total                                          Aggregate      Mortgage
                                                       Investment in   Amount of                          Low Income    Balances of
 Local Limited                        General          Local Limited   Investment    Number               Housing Tax  Local Limited
Partnership Name      Location      Partner Name       Partnerships   Paid to Date  of Units   Occupancy   Credits(1)   Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Raymond S. King       Greensboro,   Project Homestead,
Apartments L.P.       North         Inc.
                      Carolina                              437,000       437,000       23        57%        883,000         782,000

Rosedale Limited      Silver City,  Deke Noftsker and ABO
Partnership           New Mexico    Corporation             309,000       309,000       32        88%        547,000       1,301,000

Shepherd South         Shepherd,    Donald W. Sowell
Apartments I, Ltd.     Texas                                121,000       121,000       24       100%        223,000         552,000

Solomon Associates I,  Solomon,     Joseph A. Shepard and
L.P.                   Kansas       Kenneth M. Vitor        138,000       138,000       16        94%        250,000         561,000
Talladega County       Talladega,   Apartment Developers,
Housing Ltd.           Alabama      Inc. and Thomas H.
                                    Cooksey                 653,000       653,000       30       100%      1,200,000         768,000

The Willows            Morganton,   John C. Loving, Gordon
Apartments Limited     North        D. Brown, Jr. and
Partnership            Carolina     Western N.C. Housing
                                    Partnership             841,000       841,000       36       100%      1,545,000       1,054,000
                                                            -------       -------       --       ----      ---------       ---------

                                                        $13,214,000   $13,214,000    1,120        79%    $26,503,000     $28,993,000
                                                        ===========   ===========    =====        ===    ===========     ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 81% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.


                               -------------------------------------------------------------
                                           For the year ended December 31, 2004
                               -------------------------------------------------------------
                                                                      Low Income Housing Tax
Local Limited                                                          Credits Allocated to
Partnership Name                  Rental Income   Net Income (Loss)          Partnership
--------------------------------------------------------------------------------------------

Alliance Apartments I             $   73,000        $   (31,000)                 99%
Limited Partnership

Blessed Rock of El Monte             847,000             78,000               49.49%

Broadway Apartments, Limited         220,000           (390,000)                 99%
Partnership

Cascade Pines, L.P. II             1,269,000           (798,000)                 98%

Curtis Associates I, L.P.             46,000            (13,000)                 99%

Escatawpa Village Associates,        152,000            (50,000)                 99%
Limited Partnership

Hastings Apartments I,                78,000            (33,000)                 99%
Limited Partnership

Heritage Apartments I, L.P.          138,000            (40,000)              98.99%

Hillcrest Associates, A Limited      181,000            (33,000)                 99%
Partnership

Patten  Towers, L.P. II (*)        1,381,000           (484,000)                 99%

Prairieland Properties of             33,000            (14,000)                 99%
Syracuse II, L.P.

Raymond S. King Apartments            36,000            (74,000)                 99%
Limited Partnership

Rosedale Limited Partnership         128,000            (45,000)                 99%

Shepherd South Apartments            130,000              2,000                  99%
I, Ltd.

Solomon Associates I, L.P.            63,000            (15,000)                 99%

Talladega County Housing Ltd.         94,000            (21,000)                 99%

The Willows Apartments Limited       136,000            (29,000)                 99%
Partnership                       ----------       ------------

                                  $5,005,000       $ (1,990,000)
                                  ==========       =============


                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2004                        As of December 31, 2003
                                           -------------------------------- --------------------------------------------------------
                                                       Partnership's                                      Estimated
                                                           Total                                          Aggregate      Mortgage
                                                       Investment in   Amount of                          Low Income     Balances of
 Local Limited                        General          Local Limited   Investment    Number               Housing Tax  Local Limited
Partnership Name      Location      Partner Name       Partnerships   Paid to Date  of Units   Occupancy   Credits(1)   Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Alliance              Alliance,     Retro Development,
Apartments I          Nebraska      Inc.                $  604,000     $  604,000       19        95%    $   363,000     $   589,000
L.P.

Blessed Rock of       El Monte,     Everland, Inc.
El Monte              California                         2,511,000      2,511,000       137      100%      8,899,000       3,624,000

Broadway Apartments,  Hobbs,        Trianon - Broadway,
Limited Partnership   New Mexico    LLC, a New Mexico
                                    Limited Liability
                                    Company              2,029,000      2,029,000        78       59%      2,335,000       1,351,000

Cascade Pines,        Atlanta,      Urban,Residential
L.P. II               Georgia       Management, a
                                    Georgia
                                    Corporation          1,347,000      1,347,000       376       58%      2,533,000       7,695,000

Curtis Associates I,  Curtis,       Joseph A. Shepard
L.P.                  Nebraska      and Kenneth M.
                                    Vitor                   88,000         88,000        12       83%        156,000         420,000

Escatawpa Village     Escatawpa,    Clifford E. Olsen
Associates, L.P.      Mississippi                          249,000        249,000        32      100%        458,000         884,000

Hastings Apartments   Hastings,     Retro Development,
I, L.P.               Nebraska      Inc. of Oklahoma and
                                    Most Worshipful
                                    Prince Hall Grand
                                    Lodge                  542,000        542,000        18      100%      1,005,000         532,000

Heritage Apartments   Berkeley,     Joseph, A. Shepard and
I, L.P.               Missouri      Kenneth M. Vitor       752,000        752,000        30      100%      1,333,000         621,000

Hillcrest Associates, Ontario,      Riley, J. Hill
A L.P.                Oregon                               354,000        354,000        28       89%        683,000       1,283,000

Patten Towers,        Chattanooga,  Patten Towers
L.P. II               Tennessee     Partners, LLC        2,154,000      2,154,000       221       92%      3,938,000       6,025,000

Prairieland           Syracuse,     Kenneth M. Vitor
Properties of         Kansas
Syracuse II, L.P.                                           85,000         85,000         8       63%        152,000         325,000


                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2004                        As of December 31, 2003
                                           -------------------------------- --------------------------------------------------------
                                                       Partnership's                                      Estimated
                                                           Total                                          Aggregate      Mortgage
                                                       Investment in   Amount of                          Low Income    Balances of
 Local Limited                        General          Local Limited   Investment    Number               Housing Tax  Local Limited
Partnership Name      Location      Partner Name       Partnerships   Paid to Date  of Units   Occupancy   Credits(1)   Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Raymond S. King       Greensboro,   Project Homestead,
Apartments L.P.       North         Inc.
                      Carolina                              437,000       437,000       23        91%        883,000          782,00

Rosedale Limited      Silver City,  Deke Noftsker and ABO
Partnership           New Mexico    Corporation             309,000       309,000       32        84%        547,000       1,306,000

Shepherd South         Shepherd,    Donald W. Sowell
Apartments I, Ltd.     Texas                                121,000       121,000       24       100%        223,000         557,000

Solomon Associates I,  Solomon,     Joseph A. Shepard and
L.P.                   Kansas       Kenneth M. Vitor
Talladega County       Talladega,   Apartment Developers,
Housing Ltd.           Alabama      Inc. and Thomas H.
                                    Cooksey                 138,000       138,000       16        94%        250,000         562,000

Talladega County       Talladega,   Apartment Developers,
Housing Ltd.           Alabama      Inc. and Thomas H.
                                    Cooksey                 653,000       653,000       30        93%      1,200,000         777,000

The Willows            Morganton,   John C. Loving, Gordon
Apartments Limited     North        D. Brown, Jr. and
Partnership            Carolina     Western N.C. Housing
                                    Partnership             841,000       841,000       36        97%      1,545,000       1,067,000
                                                            -------       -------       --       ----      ---------       ---------

                                                        $13,214,000   $13,214,000    1,120        80%    $26,503,000      $28,400,00
                                                        ===========   ===========    =====        ===    ===========     ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 72% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.
                                                                24


                               -------------------------------------------------------------
                                           For the year ended December 31, 2003
                               -------------------------------------------------------------
                                                                      Low Income Housing Tax
Local Limited                                                          Credits Allocated to
Partnership Name                  Rental Income   Net Income (Loss)          Partnership
--------------------------------------------------------------------------------------------

Alliance Apartments I             $   81,000        $  (42,000)                  99%
Limited Partnership

Blessed Rock of El Monte             843,000            57,000                49.49%

Broadway Apartments, Limited         182,000          (272,000)                  99%
Partnership

Cascade Pines, L.P. II             1,358,000        (2,002,000)                  98%

Curtis Associates I, L.P.             40,000           (12,000)                  99%

Escatawpa Village Associates,        146,000           (42,000)                  99%
Limited Partnership

Hastings Apartments I,                75,000           (61,000)                  99%
Limited Partnership

Heritage Apartments I, L.P.          134,000           (41,000)               98.99%

Hillcrest Associates, A Limited      185,000           (22,000)                  99%
Partnership

Patten  Towers, L.P. II (*)        1,413,000          (506,000)                  99%

Prairieland Properties of             36,000           (18,000)                  99%
Syracuse II, L.P.

Raymond S. King Apartments            75,000           (35,000)                  99%
Limited Partnership

Rosedale Limited Partnership         138,000           (38,000)                  99%

Shepherd South Apartments            126,000             5,000                   99%
I, Ltd.

Solomon Associates I, L.P.            60,000           (21,000)                  99%

Talladega County Housing Ltd.         95,000           (29,000)                  99%

The Willows Apartments Limited       131,000           (30,000)                  99%
Partnership                       ----------        ------------

                                  $5,118,000        $3,109,000)
                                  ==========        ===========


WNC Housing Tax Credit Fund V, L.P., Series 3
                                                                                      Occupancy Rates
                                                                                     As of December 31,
                                                             -----------------------------------------------------------------------
Local Limited
Partnership Name      Location      General Partner Name         2006          2005        2004            2003          2002
------------------------------------------------------------------------------------------------------------------------------------

Alliance              Alliance,     Retro Development,
Apartments I          Nebraska      Inc.
L.P.                                                             100%           95%         79%             95%          95%

Blessed Rock of       El Monte,     Everland, Inc.
El Monte              California                                 100%          100%        100%            100%         100%

Broadway Apartments,  Hobbs,        Trianon - Broadway,
Limited Partnership   New Mexico    LLC, a New Mexico
                                    Limited Liability
                                    Company                       92%           94%         79%             59%          71%

Cascade Pines,        Atlanta,      Urban,Residential
L.P. II               Georgia       Management, a
                                    Georgia
                                    Corporation                   57%           51%         53%             58%          82%

Curtis Associates I,  Curtis,       Joseph A. Shepard
L.P.                  Nebraska      and Kenneth M.
                                    Vitor                         92%           92%         83%             83%         100%

Escatawpa Village     Escatawpa,    Clifford E. Olsen
Associates, L.P.      Mississippi                                100%          100%        100%            100%         100%

Hastings Apartments   Hastings,     Retro Development,
I, L.P.               Nebraska      Inc. of Oklahoma and
                                    Most Worshipful
                                    Prince Hall Grand
                                    Lodge                         100%         100%         94%            100%          83%

Heritage Apartments   Berkeley,     Joseph, A. Shepard and
I, L.P.               Missouri      Kenneth M. Vitor               97%         100%        100%            100%          90%

Hillcrest Associates, Ontario,      Riley, J. Hill
A L.P.                Oregon                                       96%          86%         79%             89%          93%

Patten Towers,        Chattanooga,  Patten Towers
L.P. II               Tennessee     Partners, LLC                  86%          93%         93%             92%          94%


WNC Housing Tax Credit Fund V, L.P., Series 3
                                                                                      Occupancy Rates
                                                                                     As of December 31,
                                                             -----------------------------------------------------------------------
Local Limited
Partnership Name      Location      General Partner Name         2006          2005        2004            2003          2002
------------------------------------------------------------------------------------------------------------------------------------

Prairieland           Syracuse,     Kenneth M. Vitor
Properties of         Kansas
Syracuse II, L.P.                                                100%          100%        100%            63%           88%

Raymond S. King       Greensboro,   Project Homestead,
Apartments L.P.       North         Inc.
                      Carolina                                   100%           78%         57%            91%           91%

Rosedale Limited      Silver City,  Deke Noftsker and ABO
Partnership           New Mexico    Corporation                   97%           94%         88%            84%           94%

Shepherd South         Shepherd,    Donald W. Sowell
Apartments I, Ltd.     Texas                                      92%           92%        100%           100%           96%

Solomon Associates I,  Solomon,     Joseph A. Shepard and
L.P.                   Kansas       Kenneth M. Vitor
Talladega County       Talladega,   Apartment Developers,
Housing Ltd.           Alabama      Inc. and Thomas H.
                                    Cooksey                       88%           81%         94%            94%           81%

Talladega County       Talladega,   Apartment Developers,
Housing Ltd.           Alabama      Inc. and Thomas H.
                                    Cooksey                       97%           87%        100%            93%           93%

The Willows            Morganton,   John C. Loving, Gordon
Apartments Limited     North        D. Brown, Jr. and
Partnership            Carolina     Western N.C. Housing
                                    Partnership                   97%          100%        100%            97%          100%
                                                                 ----          ----        ----           ----          ----
                                                                  94%           80%         79%            80%           91%
                                                                 ====          ====        ====           ====          ====

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of of Equity Securities

Item 5a.

a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)   At March 31, 2007,  2006, 2005 and 2004,  there were 865, 864, 859, and 856
     Limited Partners, respectively, and 19, 19, 19, and 16, assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than, perhaps, refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d) No securities are authorized for issuance by the Partnership under equity compensation plans.

e)   The Partnership does not issue common stock

f) No unregistered securities were sold by the Partnership during the years ended March 31, 2007, 2006, 2005 and 2004.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                   For the Years Ending March 31,
                             -------------------------------------------------------------------------------------------------------

                                2007         2006         2005         2004         2003          2002         2001          2000
                             ----------   ----------   ----------   ----------   ----------    ----------   ----------   -----------

ASSETS
Cash                         $   46,994   $   23,160   $   28,976   $   22,748   $   18,348    $   78,098   $   20,126   $  365,942
Investments in Local
  Limited Partnerships,
  net                         1,912,366    2,735,652    4,284,480    5,676,458    6,780,198     8,970,406   10,245,015    10,968,078
                             ----------   ----------   ----------   ----------   ----------    ---------    ----------   -----------

  Total Assets               $1,959,360   $2,758,812   $4,313,456   $5,699,206   $6,798,546    $9,048,504  $10,265,141   $11,334,020
                             ==========   ==========   ==========   ==========   ==========    ==========  ===========   ===========


LIABILITIES
Accrued expenses             $    4,000   $    4,000   $   4,000    $   4,000    $    4,000    $    6,067  $    82,699   $   149,735
Payables to Local
  Limited Partnerships                -            -           -            -             -             -            -        72,938
Accrued fees and expenses
   due to General Partner
   and affiliates             1,738,278    1,514,839     640,631      336,206       273,603        87,990       39,531        26,540
                             ----------   ----------   ---------    ---------    ----------    ----------   ----------   -----------

  Total Liabilities           1,742,278    1,518,839     644,631      340,206       277,603        94,057      122,230       249,213

PARTNERS' EQUITY                217,082    1,239,973   3,668,825    5,359,000     6,520,943     8,954,447   10,142,911    11,084,807
                             ----------   ----------   ---------    ---------    ----------    ----------   ----------   -----------

  Total Liabilities and
    Partner' Equity          $1,959,360   $2,758,812  $4,313,456   $5,699,206   $ 6,798,546   $9,048,504   $10,265,141   $11,334,020
                             ==========   ==========  ==========   ==========   ===========   ==========   ===========   ===========



Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                 For the Years Ending March 31,
                             -------------------------------------------------------------------------------------------------------

                            2007         2006          2005           2004          2003          2002         2001         2000
                         -----------  -----------   -----------    -----------   ----------    ----------   ----------  ------------

Loss  from  operations
  Note 1)                $(3,724,657) $(1,973,035)  $ (578,619)  $  (227,907)   $  (287,664)  $  (134,428)  $(294,975)  $(1,128,703)
Equity in losses from
  Local Limited
  Partnerships             1,545,903     (455,938)  (1,111,635)     (934,158)    (2,146,242)   (1,225,735)   (656,711)     (853,824)
Gain on sale of
  investment in a Local
  Limited Partnership              -            -             -            -            -         169,691           -             -
Interest income                  135          121           79           122            402         2,008       9,790        29,172
                          ----------   ----------    ----------    ----------   ----------    ----------    ---------   -----------
Net loss                 $(2,178,619) $(2,428,852)  $(1,690,175) $(1,161,943)   $(2,433,504)  $(1,188,464)  $(941,896)  $(1,953,355)
                         ===========  ===========  ============  ===========    ===========   ===========   =========   ===========

Net loss allocated to:
  General Partner        $   (21,786) $   (24,289)  $   (16,902) $   (11,619)   $   (24,335)  $   (11,885)  $  (9,419)  $   (19,534)
                         ===========  ===========   ===========  ===========    ===========   ===========   =========   ===========

  Limited Partners       $(2,156,833) $ (2,404,563) $(1,673,273) $(1,150,324)   $(2,409,169)  $(1,176,579)  $(932,477)  $(1,933,821)
                         ===========  ============  ===========  ===========    ===========   ===========   =========   ===========

Net loss per
  Partnership Unit       $  (119.82)  $    (133.59) $    (92.96) $    (63.91)   $   (133.84)  $    (65.37)  $  (51.80)  $   (107.43)
                         ==========   ============  ===========  ===========    ===========    ==========   =========   ===========

Outstanding weighted
  Partnership Units          18,000         18,000       18,000       18,000         18,000        18,000      18,000        18,000
                         ==========   ============  ===========  ===========    ===========    ==========   =========   ============

Note 1 - Loss from  operations for the years  ended March 31, 2007, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 include a charge for impairment  losses on  investments in  Local  Limited Partnerships of  $2,336,855, $1,058,869,  $243,888,  $132,387,  $0, $0, $0 and
$995,804,  respectively.   (See Note 2 to the financial statements.)



                                                                 For the Years Ending March 31,
                         -----------------------------------------------------------------------------------------------------------

                            2007         2006          2005           2004          2003          2002         2001         2000
                         -----------  -----------   -----------    -----------   ----------   -----------   ----------  ------------

Net cash provided by
  by (used in):

  Operating activities   $ (301,823)  $  (18,401)   $    1,455    $       576    $(65,136)   $  (122,013)   $(295,186)  $  (59,825)
  Investing activities       16,134       12,585         4,773          3,824       5,386        179,985      (50,630)    (485,313)
  Financing activities      309,523            -             -              -           -              -            -            -
                         -----------  -----------   -----------    -----------   ----------  ------------   ----------  ------------

Net change in cash           23,834       (5,816)        6,228          4,400     (59,750)        57,972     (345,816)     (545,138)

Cash, beginning
  of period
                             23,160       28,976        22,748         18,348      78,098         20,126      365,942       911,080
                         ----------   -----------   ----------     ----------    ----------  -----------   ----------   ------------


Cash, end of period      $   46,994   $   23,160    $   28,976    $    22,748    $ 18,348    $    78,098    $  20,126   $   365,942
                         ===========  ===========   ===========   ============   ==========  ============   ==========  ============


Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:


                            2006         2005          2004           2003          2002          2001         2000         1999
                         ----------   -----------   -----------    -----------   ----------   -----------   ----------  ------------

Federal                  $       91   $      132    $      132     $      132    $     131    $      134    $     136   $       137
State                             -            -             -              -            -             -            -             -
                         ----------   -----------   -----------    -----------   ----------   -----------   ----------  ------------

Total                    $       91   $      132    $      132     $      132    $     131    $      134    $     136   $       137
                        ===========   ===========   ===========    ===========   ==========   ==========    =========   ============

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired.

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnershi's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2009, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 5, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and will not impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements.

Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Partnership's financial condition or results of operations.

Certain Risks and Uncertainties

See Item 1A for a discussion of risks regarding the Partnership.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

For the year ended March 31, 2007

The Partnership's assets at March 31, 2007 consisted of $47,000 in cash, and aggregate investments in 16 Local Limited Partnerships of $1,912,000 (See "Method of Accounting for Investments in Local Limited Partnerships").
Liabilities at March 31, 2007 consisted of $1,738,000 of accrued fees and advances payable to the General Partner and/or its affiliates, (See "Future Contractual Cash Obligations" below) and $4,000 of accrued expenses.

For the year ended March 31, 2006

The Partnership's assets at March 31, 2006 consisted of $23,000 in cash, and aggregate investments in 17 Local Limited Partnerships of $2,736,000 (See "Method of Accounting for Investments in Local Limited Partnerships").
Liabilities at March 31, 2006 consisted of $1,515,000 of accrued fees and advances payable to the General Partner and/or its affiliates, (See "Future Contractual Cash Obligations" below) and $4,000 of accrued expenses.

For the year ended March 31, 2005

The Partnership's assets at March 31, 2005 consisted of $29,000 in cash and aggregate investments in 17 Local Limited Partnerships of $4,284,000 (See "Method of Accounting for Investments in Local Limited Partnership"). Liabilities at March 31, 2005 consisted of $641,000 of accrued fees and advances payable to the General Partner and/or its affiliates, (See "Future Contractual Cash Obligations" below) and $4,000 of accrued expenses.

For the year ended March 31, 2004

The Partnership's assets at March 31, 2004 consisted of $23,000 in cash and aggregate investments in 17 Local Limited Partnerships of $5,676,000 (See "Method of Accounting for Investments in Local Limited Partnerships"). Liabilities at March 31, 2004 consisted of $336,000 of accrued fees and advances payable to the General Partner and/or its affiliates (See "Future Contractual Cash Obligation " below) and $4,000 of accrued expenses.

Results of Operations

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 The Partnership's net loss for the year ended March 31, 2007 was $(2,179,000), reflecting a decrease of $250,000 from the net loss experienced for the year ended March 31, 2006 of $(2,429,000). That decrease in net loss was largely due to a decrease in equity in income (losses) from Local Limited Partnerships of $2,002,000, offset by an increase in loss from operations of $(1,752,000). The change in loss from operations is partially due to a $(1,278,000) increase in impairment loss. The increased loss from operations was largely due to an unusually large increase in impairment expense due to one Local Limited Partnership, Patten Towers, L.P., II, recognizing a forgiveness of debt income of $2,771,000 due to mortgage notes being forgiven. Prior to the year ended March 31, 2007 the Partnershp's investment balance in this Local Limited Partnership was zero. The Partnership recorded its share of the forgiveness of debt and performed an impairment analysis which showed that the investment in the Local Limited Partnership was impaired and as such an impairment expense was recorded to bring the investment balance to zero. There was also a $(481,000) increase in write off of advances to Local Limited Partnerships. During the year ended March 31, 2007 there were advances for $(1,312,000) made to several Local Limited Partnerships which were reserved for in full as of March 31, 2007 compared to advances during the year ended March 31, 2006 of $(831,000) and fully reserved for in that year. The net difference of the reserves resulted in the increase of $(482,000). The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The accounting and legal expense increased by $(17,000) for the year ended March 31, 2007 compared to the year ended March 31, 2006, due to a timing issue of the accounting work being performed. The other operating expenses decreased by $3,000 and amortization decreased by $5,000 during the year ended March 31, 2007. The decrease in amortization is due to the fact that when a Local Limited Partnership's investment balance reaches zero the acquisition costs and fees associated with that investment are expensed. Reporting fees increased by $17,000 for the year ended March 31, 2007 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005 The Partnership's net loss for the year ended March 31, 2006 was $(2,429,000), reflecting a decrease of $739,000 from the net loss experienced for the year ended March 31, 2005 of $(1,690,000). That decrease was the result of a decrease in the equity in losses of Local Limited Partnerships of $655,000. The equity in losses decreased due to the fact that the Partnership's flow through losses from several Local Limited Partnerships changed significantly and because one investment reached a zero balance at March 31, 2006 and therefore less losses were recognized as the associated acquisition costs and fees were written off. Also, as discussed above, one Local Limited Partnership, Patten Towers recognized forgiveness of debt income for the year ended March 31, 2007 and as such 1/4 of that income was recognized for the year ended March 31, 2006 compared to no such income for the year ended March 31, 2005. The large decrease in the equity in losses of Local Limited Partnerships is offset by a $(1,394,416) increase in loss from operations. The change in loss from operations is largely due to an increase of $(599,000) in write off of advances to Local Limited Partnerships for the year ended March 31, 2006 compared to the year ended March 31, 2005. Advances of $(831,000) were made during the year ended March 31, 2006 and reserved fully in the same year compared to only $(232,000) advanced and reserved for in the year ended March 31, 2005. Several Local Limited Partnerships were experiencing some operational issues and the Partnership advanced the funds that were necessary. There was also a $(815,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. Reporting fees decreased by $(4,000) and distribution income also decreased by $(1,000) for the year ended March 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Amortization decreased by $10,000 for the year ended March 31, 2006, due to the fact that when a Local Limited Partnership's investment balance reaches zero the acquisition costs and fees associated with that investment are expensed. The accounting and legal expense decrease by $15,000 for the year ended March 31, 2007 compared to the year ended March 31, 2006 due to a timing issue of the accounting work being performed.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 The Partnership's net loss for the year ended March 31, 2005 was $(1,690,000), reflecting an increase of $(528,000) from the net loss experienced for the year ended March 31, 2004 of $(1,162,000). That increase was primarily due to an increase in equity in losses from Local Limited Partnerships of $(177,000) and an increase in loss from operations of $(351,000). The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The change in loss from operations is largely due to a $(112,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. Loss from operations also decreased as a result of an increase in write off of advances to Local Limited Partnerships. During the year ended March 31, 2005 there were advances of $(232,000) that were fully reserved for in the same year, as compared to no advances being made and reserved for during the year ended March 31, 2004. Additionally, reporting fees decreased by $(6,000) for the year ended March 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Recovery of bad debt income also decreased by $(3,000). There was also a decrease in amortization of $2,000. Decreases in amortization are expected due to the fact that when a Local Limited Partnership's investment balance reaches zero the acquisition costs and fees associated with that investment are expensed.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 The Partnership's net loss for the year ended March 31, 2004 was $(1,162,000), reflecting a decrease of $1,272,000 from the net loss of $(2,434,000)
experienced for the year ended March 31, 2003. The change in net loss is primarily due to equity in losses of Local Limited Partnerships decreased by $1,212,000 to $(934,000) for the year ended March 31, 2004 from $(2,146,000) for the year ended March 31, 2003. Additionally, there was a decrease in the loss from operations of approximately $ 60,000. The decrease in loss from operations was largely due to a decrease in write off of advances to Local Limited Partnerships of $176,000 and partially affected by an increase in impairment loss of $133,000. During the year ended March 31, 2004 there were no advances made to Local Limited Partnerships while advances of $(176,000) were made during the year ended March 31, 2003 that were fully reserved for in the same year. During the year ended March 31, 2003 there were a few Local Limited Partnerships experiencing operational issues, so the Partnership advanced cash to those properties. There was an impairment loss of $ (132,000) for the year ended March 31, 2004. Starting in the year ended March 31, 2004, the Partnership changed its method of calculating impairment. The impairment loss was due to Local Limited Partnerships net investment balances exceeding the remaining Low Income Housing Tax Credits to be allocated and its residual value. In addition to the increase in impairment loss, there was a $(2,000) increase in other expenses. Additionally, there were a decrease in accounting and legal fees of $7,000 due to a timing issue of the accounting work being performed. There was a decrease in amortization of $5,000, which is attributable to the fact that when a Local Limited Partnership's investment balance reaches zero the acquisition costs and fees associated with that investment are written off. Reporting fees also increased by $2,000 for the year ended March 31, 2004 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Recovery of bad debt income also increased by $3,000.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002 The Partnership's net loss for the year ended March 31, 2003 was $(2,434,000), reflecting an increase of $(1,246,000) from the net loss for the year ended March 31, 2002 of $(1,188,000). The increase in net loss was primarily due to an increase in equity in losses of Local Limited Partnerships of $(921,000). There was also a decrease in reporting fees of $12,000 and a decrease in gain on sale of investment in Local Limited Partnerships of $170,000. For the year ended March 31, 2003, there was an increase in bad debt expense of $164,000 resulting from the write off of an advance made to a Local Limited Partnership during the year in the amount of $176,000. In addition, there was a $(23,000) decrease in operating expenses.

Liquidity and Capital Resources

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 The net increase in cash during the year ended March 31, 2007 was $24,000 compared to a net decrease in cash for the year ended March 31, 2006 of $(6,000). The net change of $30,000 was due to the increase in net cash used in operating activities of $(283,000), the increase in net cash used in investing activities of $4,000 and the increase in net cash provided by financing of $310,000. During the year ended March 31, 2007 the Partnership advanced $1,312,000 to the Local Limited Partnerships compared to $(831,000) that advanced for the year ended March 31, 2006. That netted to an increase in cash used for the year ended March 31, 2007 of $(481,000). The advances were due to several Local Limited Partnerships experiencing cash flow issues. The Partnership also received advances of $1,296,000 from the General Partner during the year ended March 31, 2007 to help the operations of Local Limited Partnerships compared to advances of $806,000 received from General Partner during the year ended March 31, 2006, which netted to a net increase of cash received of $490,000. The Partnership had an increase of $17,000 in reporting fees received for the year ended March 31, 2007 compared to March 31, 2006 along with an increase in $4,000 in cash distributions received from Local Limited Partnerships. Both the reporting fees and the distributions can vary from year to year depending on the cash flow and operations of the Local Limited Partnerships.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005 The net decrease in cash during the year ended March 31, 2006 was $(6,000) compared to a net increase in cash for the year ended March 31, 2005 of $6,000. During the year ended March 31, 2006 the Partnership advanced $(831,000) to the Local Limited Partnerships compared to $(232,000) that was advanced for the year ended March 31, 2005. That netted to a decrease in cash used for the year ended March 31, 2006 of $599,000. The advances were due to several Local Limited Partnerships experiencing cash flow issues. The Partnership also received an advance of $806,000 from the General Partner during the year ended March 31, 2006 to help the operations of the Local Limited Partnerships compared to an advance of $232,000 received from the General Partner during the year ended March 31, 2005. The change in investing activities resulted primarily from the increase of $8,000 in additional distributions from Local Limited Partnership.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 The net increase in cash during the year ended March 31, 2005 was $6,000 compared to a net increase in cash for the year ended March 31, 2005 of $4,000. The net change of $2,000 was due to an increase in cash provided by operating activities of $1,000. During the year ended March 31, 2005 the Partnership advanced $(232,000) to the Local Limited Partnerships while no advances were made to the Local Limited Partnership during the year ended March 31, 2004. The advances were due to several Local Limited Partnerships experiencing cash flow issues. The Partnership also received an advance of $232,000 from the General Partner during the year ended March 31, 2005 to help the operations of Local Limited Partnerships while no advance was received from the General Partner during the year ended March 31, 2004.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 The net increase in cash during the year ended March 31, 2004 was $4,000 compared to a net decrease in cash for the year ended March 31, 2003 of $(60,000). During the year ended March 31, 2003 the Partnership advanced a Local Limited Partnership $(133,000) while no advances were made to Local Limited Partnership during the year ended March 31, 2004. The advances were due to several Local Limited Partnerships experiencing cash flow issues. During the year ended March 31, 2004 the Partnership collected reporting fees of $17,000 from Local Limited Partnerships compared to $15,000 collected during the year ended March 31, 2003. For the year ended March 31, 2004 the Partnership paid the General Partner and affiliates approximately $(10,000) for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $(24,000) paid for the year ended March 31, 2003, resulting in a net increase of $14,000 in cash used during March 31, 2004.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

Other Matters


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

Cumulative advances to one Local Limited Partnership, Cascade Pines, L.P., II ("Cascade Pines") totaled $1,155,728 at March 31, 2007. In prior years, the Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues. When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership to fund the advances to Cascade Pines were forgiven. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners' equity (deficit) in the Partnership's financial statements.

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

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each. If for any reason Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which approximated $117,280, $249,218, $381,156 and $443,714 at March 31, 2007, 2006, 2005 and 2004, respectively. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

Partnership's Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2007:

                       2008       2009       2010        2011       2012      Thereafter      Total

                    ---------  ---------  ---------   ---------  ---------  ------------  ------------

Asset management
 fees(1)            $ 373,625  $  49,500  $  49,500   $  49,500  $  49,500  $  1,881,000  $  2,452,625
                    ---------- ---------  ---------   ---------  ---------  ------------  ------------
Total contractual
 cash obligations   $ 373,625  $  49,500  $  49,500   $  49,500  $  49,500  $  1,881,000  $  2,452,625
                    ========== =========  =========   =========  =========  ============  ============

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2007 have been included in the 2008 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees, see Notes 2 and 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of New Accounting Pronouncements

See footnote 1 to the audited financial statements.

Item 7A.  Quantitative and Qualitative Disclosures Above Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the Partnership) as of March 31, 2007, 2006, 2005, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the five years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships which investments represent $0, $0, $264,638, $652,028 and $5,069,676 of the total Partnership assets as of March 31, 2007, 2006, 2005, 2004 and 2003, respectively, and $0, $(264,638), $(387,390),
$(306,200) and $(635,073) of the total Partnership loss for the years ended March 31, 2007, 2006, 2005, 2004 and 2003, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of March 31, 2007, 2006, 2005, 2004 and 2003, and the results of its operations and its cash flows for the five years then ended in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to the years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
October 2, 2009

                       PAILET, MEUNIER and LeBLANC, L.L.P.
                          Certified Public Accountants
                            Management Consultants



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
BROADWAY APARTMENTS, L.P.
Roswell, New Mexico

         We have audited the accompanying balance sheet of BROADWAY APARTMENTS, L.P., as of December 31, 2003 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROADWAY APARTMENTS, L.P. as of December 31, 2003 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Mailet, Meunier and LeBlanc, L.L.P.
---------------------------------------

Metairie, Louisiana
June 5, 2007

             3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002
                  Telephone (504) 837-0770 . Fax (504) 837-7102
                                   Member of
              IGAF Worldwide - Member Firms in Principal Cities .
                PCAOB - Public Company Accounting Oversight Board
          AICPA Centers . Center for Public Company Audit Firms (SEC)
 Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

                       Pailet, Meunier and LeBlank, L.L.P.
                          Certified Public Accountants
                             Management Consultants



                          INDEPENDENT AUDITOR'S REPORT

To the Partners
BROADWAY APARTMENTS, L.P.
Roswell, New Mexico


         We have audited the accompanying balance sheet of BROADWAY APARTMENTS, L.P., as of December 31, 2004 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROADWAY APARTMENTS, L.P. as of December 31, 2004 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/Pailet, Meunier and LeBlank, L.L.P.
--------------------------------------

Metairie, Louisiana
August 31, 2006





              3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002
                 Telephone (504) 837-0770 . Fax (504) 837-7102
                                    Member of
            IGAF Worldwide - Member Firms In Principal Cities . PCAOB
                - Public Company Accounting Oversight Board AICPA
                 Centers . Center for Public Company Audit Firms
                                      (SEC)
  Governmental Audit Quality Center . Private Companies Practice Section (PCPS)


                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                  (A California Limited Partnership)

                                                            BALANCE SHEETS

                                                                                      March 31,
                                                    --------------------------------------------------------------------------------

                                                       2007             2006            2005              2004            2003
                                                    -----------   -------------     -------------     --------------  ------------

ASSETS
Cash                                                $    46,994   $      23,160     $      28,976     $      22,748   $     18,348
Investments in Local Limited Partnerships, net
   (Notes 2 and 3)                                    1,912,366       2,735,652         4,284,480         5,676,458      6,780,198
                                                    -----------   -------------     -------------     -------------   ------------

        Total Assets                                $ 1,959,360   $   2,758,812     $   4,313,456     $   5,699,206   $  6,798,546
                                                    ===========   =============     =============     =============   ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued expenses                                 $    4,000    $       4,000     $       4,000     $      4,000    $      4,000
   Accrued fees and advances due to General
     Partner and affiliate (Note 3)                  1,738,278        1,514,839           640,631          336,206         273,603
                                                    ----------    -------------     -------------     ------------    ------------

        Total Liabilities                            1,742,278        1,518,839           644,631          340,206         277,603
                                                   -----------    -------------     -------------     ------------    ------------

Partners' equity (deficit)
   General Partner                                     970,850         (163,092)         (138,803)        (121,901)       (110,282)
   Limited Partners (25,000 Partnership
     Unites issued and outstanding)                   (753,768)       1,403,065         3,807,628        5,480,901       6,631,225
                                                   -----------    -------------     -------------     ------------    ------------

        Total Partners' Equity                         217,082        1,239,973         3,668,825        5,359,000       6,520,943
                                                  ------------    -------------     -------------     ------------    ------------

        Total Liabilities and Partners' Equity     $ 1,959,360    $   2,758,812    $    4,313,456     $  5,699,206   $   6,798,546
                                                  ============    =============    ==============    =============   =============

                                         See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                                                         For the Years Ended March 31,
                                                    --------------------------------------------------------------------------------

                                                       2007             2006            2005              2004            2003
                                                    -----------   -------------     -------------     --------------  ------------

Reporting fees                                      $    23,350   $       6,000     $      10,400     $       16,628  $     14,823
Distribution income                                           -             168             1,168                668             -
Recovery of bad debt                                          -               -                 -              3,311             -
                                                    -----------   -------------     -------------     --------------  ------------

        Total income                                     23,350           6,168            11,568             20,607        14,823
                                                    ----------    -------------    --------------     --------------  ------------

Operating expenses:
   Amortization (Notes 2 and 3)                          16,200          21,436            31,682            33,371         38,580
   Asset management fees (Note 3)                        49,500          49,500            49,500            49,500         49,500
   Impairment loss (Note 2)                           2,336,855       1,058,869           243,888           132,387              -
   Accounting and legal fees                             23,482           6,128            20,869            21,015         28,327
   Write off of advances to Local
     Limited  Partnerships (Note 5)                   1,312,135         830,577           232,050                 -        176,150
   Other                                                  9,835          12,693            12,198            12,241          9,930
                                                 --------------   -------------     -------------     -------------   ------------
        Total operating expenses                      3,748,007       1,979,203           590,187           248,514        302,487
                                                 --------------   -------------     -------------     -------------   ------------

Loss  from operations                                (3,724,657)     (1,973,035)         (578,619)         (227,907)      (287,664)

Equity in income (losses) of Local
   Limited   Partnerships (Note 2)                    1,545,903        (455,938)       (1,111,635)         (934,158)    (2,146,242)
Gain on sale of investment in Local
   Limited Partnerships                                       -               -                 -                 -              -

Interest income                                             135             121                79               122           402
                                                 --------------   -------------     -------------     -------------   ------------

Net loss                                         $   (2,178,619)  $  (2,428,852)    $  (1,690,175)    $  (1,161,943)  $ (2,433,504)
                                                 ==============   =============     =============     =============   ============

Net loss allocated to:
   General Partner                               $     (21,786)   $     (24,289)    $     (16,902)    $     (11,619)  $    (24,335)
                                                 =============    =============     =============     =============   ============
   Limited Partners                              $  (2,156,833)   $  (2,404,563)    $  (1,673,273)    $  (1,150,324)  $ (2,409,169)
                                                 =============    =============     =============     =============   ============

Net loss per Partnership Unit                    $     (119.82)   $     (133.59)    $      (92.96)    $      (63.91)  $    (133.84)
                                                 =============    =============     =============     =============   ============

Outstanding weighted Partnership Units                  18,000           18,000            18,000            18,000         18,000
                                                 =============    =============     =============     ===========     ============

                                         See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                  (A California Limited Partnership)

                                               STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                     For the Years Ended March 31, 2007, 2006, 2005, 2004 and 2003


                                                    General             Limited              Total
                                                    Partner             Partners
                                                 --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2002     $     (85,947)     $    9,040,394      $    8,954,447

Net loss                                               (24,335)         (2,409,169)         (2,433,504)
                                                 --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2003          (110,282)          6,631,225           6,520,943

Net loss                                               (11,619)         (1,150,324)         (1,161,943)
                                                 --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2004          (121,901)          5,480,901           5,359,000

Net loss                                               (16,902)         (1,673,273)         (1,690,175)
                                                 --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2005          (138,803)          3,807,628           3,668,825

Net loss                                               (24,289)         (2,404,563)         (2,428,852)
                                                 --------------     ---------------     ---------------
                                                      (163,092)          1,403,065           1,239,973
Partners' equity (deficit) at March 31, 2006

Contributions (Note 6)                               1,155,728                   -           1,155,728

Net loss                                               (21,786)         (2,156,833)         (2,178,619)
                                                 --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2007     $     970,850      $     (753,768)     $      217,082
                                                 ==============     ===============     ===============

                                         See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS



                                                                         For The Years Ended
                                                                              March 31,
                                                           -----------------------------------------------

                                                           2007               2006               2005
                                                      -------------     --------------     ---------------

Cash flows from operating activities:
   Net loss                                           $  (2,178,619)    $   (2,428,852)    $    (1,690,175)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Amortization                                            16,200             21,436              31,682
     Impairment loss                                      2,336,855          1,058,869             243,888
     Equity in (income) losses of
         Local Limited Partnerships                      (1,545,903)           455,938           1,111,635
     Advances made to Local Limited
         Partnerships                                    (1,312,135)          (830,577)           (232,050)
     Write off of advances made to Local
         Limited Partnerships                             1,312,135            830,577             232,050
     Change in accrued fees and expenses due to
       General Partner and affiliates                     1,069,644            874,208             304,425
                                                      -------------       ------------      -------------

Net cash provided by (used in) operating
   activities                                              (301,823)           (18,401)              1,455
                                                      -------------       ------------      -------------

Cash flows from investing activities:
   Distribution from Local Limited Partnerships              16,134             12,585               4,773
                                                      -------------      -------------      -------------

Net cash provided by investing activities                    16,134             12,585               4,773
                                                      -------------      -------------      -------------

Cash flows from financing activities:
     Contribution from General Partner                      309,523                  -                  -
                                                      -------------      -------------      -------------

  Net cash provided by financing activities                 309,523
                                                                                     -                  -
                                                      -------------      -------------      -------------


Net increase (decrease) in cash                              23,834             (5,816)            6,228

Cash, beginning of year                                      23,160             28,976             22,748
                                                      -------------      -------------      -------------

Cash, end of year                                     $      46,994    $        23,160     $       28,976
                                                      =============    ===============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Taxes paid                                       $         800    $           800     $          800
                                                      =============    ===============     ==============

NON-CASH FINANCING ACTIVITIES
   Advances made to the Partnership by the
        General Partner in prior years and
         Converted to equity                          $     846,205    $            -     $             -
                                                      =============    ==============     ===============

                                         See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS



                                                              For The Years Ended
                                                                   March 31,
                                                      -------------------------------------

                                                           2004               2003
                                                      ----------------   ---------------

Cash flows from operating activities:
   Net loss                                           $     (1,161,943)  $    (2,433,504)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Amortization                                               33,371            38,580
     Impairment loss                                           132,387                 -
     Equity in losses of
         Local Limited Partnerships                            934,158         2,146,242
     Advances made to Local Limited Partnerships                     -          (133,268)
     Write off of advances made to Local Limited
         Partnerships                                                -           133,268
     Gain on sale of investment in Local Limited
         Partnerships                                                -                 -
     Change in accrued expenses                                      -            (2,067)
     Change in accrued fees and expenses due to
         General Partner and affiliates                         62,603           185,613
                                                      ----------------   ---------------

Net cash provided by (used in) operating
   activities                                                     576            (65,136)
                                                      ----------------   ---------------

Cash flows from investing activities:
   Distributions from Local Limited Partnerships                3,824              5,386
   Proceeds on sale of investment in Local
         Limited Partnerships                                       -                  -
                                                      ----------------   ---------------

Net cash provided by investing activities                       3,824             5,386
                                                      ----------------   ---------------

Net increase (decrease) in cash                                 4,400           (59,750)

Cash, beginning of year                                        18,348            78,098
                                                      ----------------   ---------------

Cash, end of year                                     $        22,748    $       18,348
                                                      ================   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Taxes paid                                       $           800    $          800
                                                      ================   ===============


                                         See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
          For the Years Ended March 31, 2007, 2006, 2005, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to invest primarily in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in January 1996, at which time 18,000 Partnership Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnershi's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any,

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
          For the Years Ended March 31, 2007, 2006, 2005, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

on liquidation of the Partnership's investments. Some of those risks include the following:

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on th e Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

-------------------------------------------------------------------------------

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

Exit Strategy
-------------

The IRS Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period.

During the year ended March, 31, 2007 the partnership sold the Housing Complex of one Local Limited Partnership, Cascade Pines II, L.P. ("Cascade Pines") and the Local Limited Partnership was subsequently dissolved. Cascade Pines had not completed its 15-year compliance period. The Partnership did not purchase a recapture bond since the cost of the bond was equal to the amount of Low Income Housing Tax Credits at risk for recapture. The Housing Complex was sold for the same amount as the outstanding mortgage owed. The net investment balance in this Local Limited Partnership was zero, since there was no distribution of cash there was no gain or loss to the Partnership. The disposition was due to this Local Limited Partnership experiencing operational and cash flow issues. As of March 31, 2007 the Partnership had advanced approximately $1,155,728 to this Local Limited Partnership which was not recovered and the advances were written off as bad debt.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to

-------------------------------------------------------------------------------

be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnership. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2007, eleven investment accounts in Local Limited Partnerships had reached zero.

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

------------------------------------------------------------------------------

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

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liabilities and or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2009, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In  February  2007,  the FASB issued  SFAS No. 159  ("SFAS159"),  The Fair Value

-------------------------------------------------------------------------------

Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnershi's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

-------------------------------------------------------------------------------

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and will not impact the Partnershi's financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Partnership's financial condition or results of operations.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2003 financial statements to be consistent with the 2007, 2006, 2005 and 2004 presentation.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the year ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 was $16,200, $21,436, $31,682, $33,371 and
$38,580, respectively. Estimated amortization for the ensuing years through March 31, 2012 is $16,200 annually.

Impairment
----------

Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. Effective from the year ended March 31, 2004, a loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. For the years ended March 31, 2007, 2006, 2005, 2004 and 2003 impairment expense related to investments in Local Limited Partnerships was $2,336,855, $1,058,869, $243,888, $132,387 and $0, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For each of the years ended March 31, 2007, 2006, 2005, 2004 and 2003 impairment expense related to acquisition fees and costs was $41,333, $166,239, $189,757, $6,209 and $114,301, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of March 31, 2006, 2005, 2004, and 2003 the Partnership owned Limited Partnership interest in 17 Local Limited Partnerships, each of which owns one Housing complex, consisting of an aggregate of 1,120 apartment units.

As of March 31, 2007, the Partnership owned Limited Partnership interests in 16 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 744 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments for which the Partnership is entitled to 49.49% of such amount.

The Partnership's Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2007, 2006, 2005, 2004 and 2003 are approximately $92,000, $2,233,000, $1,058,000, $2,431,000 and $459,000, respectively greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership's investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's equity in losses of Local Limited Partnerships is also lower than the Partnershi's equity as shown in the Local Limited Partnershi's combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. During the year ended March 31, 2004 management adopted a new method to evaluate impairment whereby they compare each investment carrying amount to the sum of the remaining Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value of the investment to the Partnership and record an impairment loss for any determined difference. Accordingly, the Partnership recorded impairment losses of $2,336,855, $1,058,869, $243,888, $132,387, $0 and $0, during the years ended
March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

At March 31, 2007, 2006, 2005, 2004 and 2003 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2007, 2006, 2005, 2004 and 2003 amounting to approximately $301,115,
$1,246,627,  $1,201,395,  $2,044,254 and $583,000,  respectively,  have not been recognized. As of March 31, 2007, the aggregate share of net losses not recognized by the Partnership amounted to $1,100,841.

-------------------------------------------------------------

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

                                                                     For The Years Ended
                                                                          March 31,
                                                    -------------------------------------------------------

                                                        2007                2006                 2005
                                                    -------------       --------------       --------------

Investments per balance sheet, beginning
   of period                                        $   2,735,652       $    4,284,480       $    5,676,458
Impairment loss                                        (2,336,855)          (1,058,869)            (243,888)
Equity in income (losses) of Local Limited
    Partnerships                                        1,545,903             (455,938)          (1,111,635)
Amortization of paid acquisition fees and
   costs                                                  (16,200)             (21,436)             (31,682)
Distributions received from Local Limited
   Partnerships                                           (16,134)             (12,585)              (4,773)
                                                    -------------       --------------       --------------

Investment per balance sheet, end of period         $   1,912,366       $    2,735,652       $    4,284,480
                                                    =============       ==============       ==============



                                                                       For The Years Ended
                                                                            March 31,
                                                            ------------------------------------

                                                                 2004                  2003
                                                            ----------------    ----------------

Investments per balance sheet, beginning
   of period                                                $      6,780,198    $      8,970,406
Impairment loss                                                     (132,387)                  -
Equity in losses of Local Limited Partnerships                      (934,158)         (2,146,242)
Amortization of paid acquisition fees and costs                      (33,371)            (38,580)
Distributions received from Local Limited Partnerships                (3,824)             (5,386)
                                                            ----------------    ----------------

Investment per balance sheet, end of period                 $      5,676,458    $      6,780,198
                                                            ================    ================


                                                                     For the Years Ended
                                                                          March 31,
                                                    -------------------------------------------------------

                                                        2007                2006                 2005
                                                    -------------       --------------       --------------

Investments in Local Limited Partnerships, net      $   1,622,624       $    2,388,378       $    3,749,531
Acquisition fees and costs, net of accumulated
   amortization of $1,031,553, $974,021
   and $786,346                                           289,742              347,274              534,949
                                                    ---------------     ---------------      --------------

Investments per balance sheet, end of period        $   1,912,366       $    2,735,652       $    4,284,480
                                                    =============       ==============       ==============

                                       58

-------------------------------------------------------------

                                                                       For the Years Ended
                                                                            March 31,
                                                            ------------------------------------

                                                                 2004                  2003
                                                            ----------------    ----------------

Investments in Local Limited Partnerships, net              $      4,920,070    $     5,984,230
Acquisition fees and costs, net of accumulated
    amortization of $564,907, $525,327 and $372,446                  756,388            795,968
                                                            ----------------    ----------------
Investments per balance sheet, end of period                $      5,676,458    $     6,780,198
                                                            ================    ================

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

                                                   COMBINED CONDENSED BALANCE SHEETS
                                                     2006            2005           2004           2003           2002
                                                 -------------   -------------  -------------  -------------  -------------

ASSETS
Buildings and improvements (net of
   accumulated depreciation for 2006, 2005,
   2004, 2003 and 2002 of $16,300,000,
   $14,769,000, $13,241,000,  $10,997,000,
   and $9,538,000, respectively)                 $ 31,409,000    $ 32,260,000   $ 33,674,000   $ 33,687,000   $ 36,484,000
Land                                                2,903,000       2,903,000      2,903,000      2,903,000      2,903,000
Other assets                                        3,215,000       3,484,000      2,918,000      3,066,000      3,355,000
                                                 -------------   -------------   ------------  -------------  -------------
     Total assets                                $ 37,527,000    $ 38,647,000   $ 39,495,000   $ 39,656,000   $ 42,742,000
                                                 =============   =============  =============  =============  =============

LIABILITIES
Mortgage and construction loans payable          $ 26,953,000    $ 28,957,000   $ 28,993,000   $ 28,400,000   $ 28,583,000
Due to affiliates                                   3,884,000       3,094,000      2,354,000      2,263,000      2,651,000
Other liabilities                                   1,775,000       3,022,000      2,080,000      2,122,000      2,053,000
                                                 -------------   -------------  -------------  -------------  -------------

     Total liabilities                             32,612,000      35,073,000     33,427,000     32,785,000     33,287,000
                                                 -------------   -------------  -------------  -------------  -------------

PARTNERS' CAPITAL
WNC Housing Tax Credit Fund V, L.P.,
   Series 3                                         1,820,000         503,000      3,226,000      3,245,000      6,321,000
Other partners                                      3,095,000       3,071,000      2,842,000      3,626,000      3,134,000
                                                 -------------   -------------  -------------  -------------  -------------
     Total partner' equity                          4,915,000       3,574,000      6,068,000      6,871,000      9,455,000
                                                 ------------   -------------   ------------  -------------  -------------
       Total liabilities and partners equity     $ 37,527,000      38,647,000   $ 39,495,000  $  39,656,000  $  42,742,000
                                                 =============   =============  ============  =============  =============

                                                                 59

-------------------------------------------------------------

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                       2006             2005             2004
                                                   -------------    -------------   ---------------

Revenues                                           $   8,249,000    $   5,317,000   $     5,162,000
                                                   -------------    -------------   ---------------

Expenses:
   Operating expenses                                  4,414,000        5,141,000         4,540,000
   Interest expense                                      767,000        1,159,000         1,069,000
   Depreciation and amortization                       1,715,000        1,526,000         1,543,000
                                                   -------------    -------------   ---------------

     Total expenses                                    6,896,000        7,826,000         7,152,000
                                                   -------------    -------------   ---------------

Net income ( loss)                                 $   1,353,000    $  (2,509,000)  $    (1,990,000)
                                                   =============    =============   ===============

Net income ( loss) allocable to the
   Partnership,                                    $   1,316,000    $  (2,477,000)  $    (1,995,000)
                                                   =============    =============   ===============

Net income ( loss) recorded by the Partnership     $   1,546,000    $    (456,000)  $    (1,112,000)
                                                   =============    =============   ===============


                                                       2003             2002
                                                   -------------    -------------

Revenues                                           $  5,398,000     $   5,272,000
                                                   -------------    -------------

Expenses:
   Operating expenses                                 5,481,000         4,738,000
   Interest expense                                   1,512,000         1,458,000
   Depreciation and amortization                      1,514,000         1,570,000
                                                   -------------    -------------

     Total expenses                                   8,507,000         7,766,000
                                                   -------------    -------------

Net loss                                           $ (3,109,000)    $  (2,494,000)
                                                   =============    =============

Net loss allocable to the Partnership           $    (3,063,000)    $  (2,434,000)
                                                   =============    =============

Net loss recorded by the Partnership            $      (934,000)    $  (2,146,000)
                                                   =============    =============

-------------------------------------------------------------

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

-------------------------------------------------------------

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each. If for any reason Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which approximated $117,280, $249,218, $381,156 and $443,714 at March 31, 2007, 2006, 2005 and 2004, respectively. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

     Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented the Partnership incurred total acquisition fees of $1,200,785, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $911,043, $853,511, $665,836, $508,912 and $478,736 as of March 31, 2007, 2006, 2005, 2004 and
     2003, respectively and $41,333, $166,239,  $126,747, $0 and $104,086 of the
     related expense was reflected as equity in losses of Local Limited Partnerships during the years ended March 31, 2007, 2006, 2005, 2004 and 2003 respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     Reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. At the end of all periods presented, the Partnership incurred acquisition costs of $120,510, which have been included in Investments in Local Limited Partnerships. Accumulated amortization was $120,510, $120,510, $120,510, $55,995, $46,591 and $32,871 as of March 31, 2007,
     2006, 2005, 2004 and 2003, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2007, $0, $0, $63,009, $6,209 and $10,216, of the related expense was reflected as equity in losses of Local Limited Partnerships during the years ended March 31, 2007, 2006, 2005, 2004 and 2003, respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $49,500 was incurred during each of the years ended March 31, 2007, 2006, 2005, 2004 and 2003, respectively, of which $0, $0, $0, $10,000 and $0 were paid, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 14% through December 31, 2006 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

----------------------------------------------

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0, $0, $0, $10,311, $24,467 and $59,642 during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                                   March 31,
                                                ------------------------------------------------------------------------------
                                                    2007            2006             2005            2004            2003
                                                -------------   -------------    -------------    ------------    ------------

Asset management fee payable                    $     324,125   $     274,625    $     225,125    $    175,625    $    136,125
Expenses paid by the General Partner or an
   affiliate on behalf of the Partnership             162,503         129,186          110,380          77,313         137,478
Advances made to the Partnership from the
   General Partner or affiliates                    1,251,650       1,111,028          305,126          83,268               -
                                                -------------   -------------    -------------    ------------    ------------

     Total                                      $   1,738,278   $   1,514,839    $     640,631    $    336,206    $    273,603
                                                =============   =============    =============    ============    ============

     The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

               2007                        June 30           September 30       December 31           March 31
               ----                     ---------------     ---------------    ---------------     ---------------

Income                                  $        1,000      $       20,000     $            0      $        2,000

Operating expenses                          (1,641,000)           (783,000)          (719,000)           (605,000)

Income (loss) from operations               (1,640,000)           (763,000)          (719,000)           (603,000)

Equity in income (losses) of
   Local Limited Partnerships                  541,000             541,000            541,000             (77,000)

Net loss                                    (1,099,000)           (222,000)          (178,000)           (680,000)

Net loss available to Limited
   Partners                                 (1,088,000)           (220,000)          (176,000)           (673,000)

Net loss per Partnership Unit                      (60)                (12)               (10)                (37)


               2006                        June 30           September 30       December 31           March 31
               ----                     ---------------     ---------------    ---------------     ---------------

Income                                  $        2,000      $        1,000     $        2,000      $        1,000

Operating expenses                          (1,095,000)            (26,000)          (288,000)           (570,000)

Loss from operations                        (1,093,000)            (25,000)          (286,000)           (569,000)

Equity in income (losses) of
   Local Limited Partnerships                 (158,000)           (123,000)          (232,000)             57,000

Net loss                                    (1,251,000)           (148,000)          (518,000)           (512,000)

Net loss available to Limited
   Partners                                 (1,239,000)           (147,000)          (513,000)           (506,000)

Net loss per Partnership Unit                      (69)                 (8)               (29)                (28)


---------------------------------------------------------------

               2005                        June 30           September 30        December 31           March 31
               ----                     ---------------     ---------------    ---------------     ---------------

Income                                  $        5,000      $        3,000     $        2,000      $        2,000

Operating expenses                            (316,000)            (35,000)          (215,000)            (24,000)

Income (loss) from operations                 (311,000)            (32,000)          (213,000)            (22,000)

Equity in losses of Local Limited
   Partnerships                               (298,000)           (255,000)          (254,000)           (305,000)

Net loss                                      (609,000)           (287,000)          (467,000)           (327,000)

Net loss available to Limited
   Partners                                   (604,000)           (284,000)           (463,00)         (1,673,000)

Net loss per Partnership Unit                      (34)                (16)               (26)                (17)

               2004                        June 30           September 30        December 31           March 31
               ----                     ---------------     ---------------    ---------------     ---------------

Income                                  $       10,000      $        4,000     $        4,000      $        3,000

Operating expenses                            (164,000)            (31,000)           (25,000)            (29,000)

Loss from operations                          (154,000)            (27,000)           (21,000)            (26,000)

Equity in losses of Local Limited
   Partnerships                               (245,000)           (245,000)          (249,000)           (195,000)

Net loss                                      (399,000)           (272,000)          (270,000)           (221,000)

Net loss available to Limited
   Partners                                   (395,000)           (269,000)          (267,000)           (219,000)

Net loss per Partnership Unit                      (22)                (15)               (15)                (12)

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) CONTINUED
--------------------------------------------------------------

               2003                        June 30           September 30       December 31           March 31
               ----                     ---------------     ---------------    --------------      ---------------

Income                                  $            -      $            -     $           -       $       15,000

Operating expenses                             (36,000)            (77,000)          (28,000)            (161,000)

Loss from operations                           (36,000)            (77,000)          (28,000)            (146,000)

Equity in losses of Local Limited
   Partnerships                               (269,000)           (269,000)         (269,000)          (1,339,000)

Net loss                                      (305,000)           (346,000)         (297,000)          (1,485,000)

Net loss available to Limited
   Partners                                   (302,000)           (342,000)          (294,00)          (1,471,000)

Net loss per Partnership Unit                      (17)                (19)              (16)                 (82)


NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

As of March 31, 2007, the Partnership in total had advanced $1,449,417 to five Local Limited Partnerships, Hasting Apartments I, Alliance Apartments I, Patten Towers L. P. II, Broadway Apartments, L.P. and Raymond S. King Apartments, L.P. As of March 31, 2006 and 2005, the Partnership in total had advanced $1,288,967 and $458,390, respectively to six Local Limited Partnerships, Hasting Apartments I, Alliance Apartments I, Patten Towers L. P. II, Broadway Apartments, L.P., Cascade Pines, L.P.II and Raymond S. King Apartments, L.P. in which the Partnership is a limited partner. As of March 31, 2003 and 2004 the Partnership had advanced $226,340 to three Local Limited Partnerships, Hasting Apartments I, Alliance Apartments I and Patten Towers L. P. II. These advances were used to pay for the property taxes and operational expenses. All advances were reserved in full in the year they were advanced.

NOTE 6 - CAPITAL CONTRIBUTION BY GENERAL PARTNER
------------------------------------------------

Cumulative advances to one Local Limited Partnership, Cascade Pines, L.P., II ("Cascade Pines") totaled $1,155,728 at March 31, 2007. In prior years, the Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues. When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership were forgiven. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners' equity (deficit) in the Partnership's financial statements.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

Subsequent to the year ended March 31, 2007, the General Partner forgave past advances made to the Partnership totaling $1,432,427. The Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues. The advances were deemed to be uncollectible by the General Partner therefore the debt was forgiven and was recorded as a capital contribution made by the General Partner to the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)      Disclosure controls and procedures
         ----------------------------------

          As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

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

(b)      Management's annual report on internal control over financial reporting
         -----------------------------------------------------------------------

          The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2007, 2006, 2005 or 2004. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

               (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
               (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership's receipts and expenditures are being made only in accordance with authorization of the management of Associates; and
               (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnershi's assets that could have a material effect on the financial statements.

          All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

          Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2007, 2006, 2005, or 2004. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Managemen's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

          For purposes of the Securities Exchange Act of 1934, the term "material weakness" is a deficiency, or a combination of deficiencies, in a reporting company's internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption "Disclosure Controls and Procedures," the Partnership's internal control over financial reporting has not been effective in permitting timely reporting of the Partnership's financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the periods ended March 31, 2007, 2006, 2005, or 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

Neither the General Partner nor the Partnership has directors, executive officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.        Chairman
Wilfred N. Cooper, Jr.        President and Chief Executive Officer
David N. Shafer, Esq.         Executive Vice President
Michael J. Gaber              Executive Vice President
Sylvester P. Garban           Senior Vice President - Institutional Investments
Thomas J. Riha, CPA           Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth       Vice President - Asset Management
Gregory S. Hand               Vice President - Acquisitions
Melanie R. Wenk               Vice President - Portfolio Management & Accounting
Kay L. Cooper                 Director of WNC & Associates, Inc.
Jennifer E. Cooper            Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are trusts established by the Coopers.

Wilfred N. Cooper, Sr., age 78, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Life Trustee of the National Housing Conference, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 45, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Board of Trustees of the National Housing Conference, and is a member of the Editorial Advisory Board of LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute, a member of the Orange County Advisory Board of US Bank, and a member of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 56, is an Executive Vice President, a member of the Acquisition Committee of, and oversees the New Markets Tax Credit operations of, Associates, and is responsible for the business development activities of WNC

Community Preservation Partners. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 42, is an Executive Vice President, oversees the Originations, and the Acquisitions Departments, and is a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester  P.  Garban,   age  62,  is  Senior  Vice  President  -  Institutional
Investments  of  Associates   and  a  registered   principal  with  WNC  Capital
Corporation. Mr. Garban has been involved in domestic and multinational institutional real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a commercial real estate development and management firm. He was previously involved in operations management with The Taubman Company, an international regional mall developer. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 54, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, age 58, is Vice President - Asset Management of Associates and oversees WNC's asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for over 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 45, is Vice President - Acquisitions of, and oversees the property underwriting activities of, Associates. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to the Partnership is obligated to the General Partners or its affiliates for the following fees: joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, age 41, is Vice President - Portfolio Management & Accounting of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting, monitoring investment returns for all stabilized WNC institutional funds, and corporate accounting. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Kay L. Cooper, age 72, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 46, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

      None.

(g)  Promoters and Control Persons
     -----------------------------

      Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the audit
     ---------------------------------------------------------------------------
     Committee
     ---------

      Neither the Partnership nor Associates has an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------

      Inapplicable.

(k)  Compliance With Section 16(a) of the Exchange Act
     -------------------------------------------------

      None.

(l)  Code of Ethics
     --------------

     Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

Item 11. Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its affiliates provided for in the Agreement are summarized below.

(a)  Compensation for Services

     For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual Asset Management Fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the
     Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing

     General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $49,500 were incurred during each of the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, of which $0, $0, $0, $10,000, $0 and $0 were paid for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

     Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)  Operating Expenses

     Reimbursement to a General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership's Agreement of Limited Partnership (the "Agreement,"
     incorporated as Exhibit 3.1 to this report). The Agreement defines "Operating Cash Expenses" as

          " . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount."

     The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

     a. The unpaid operating expenses reimbursable to the General Partner or its affiliates were $33,317, $18,806, $33,067, $33,256, $34,595 and
          $59,631 for the year ended March 31, 2007,  2006, 2005, 2004, 2003 and
          2002, respectively. The Partnership reimbursed the General Partner or it's affiliates for operating expenses of $0, $0, $0, $10,311, $24,467 and $59,642 during the years ended March 31, 2007, 2006, 2005, 2004,
          2003 and 2002, respectively.

(c)  Interest in Partnership

     The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $16,453, $23,761, $23,757, $23,775 and $23,802 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002.


(d)   Subordinated Disposition Fee

     A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 14% through December 31, 2006 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units for the years ended March 31, 2006, 2005, 2004 and 2003.

                                                                        Amount of
                                          Name and Address of             Units
                Title of Class              Beneficial Owner            Controlled     Percent of Class
         -------------------------------------------------------------------------------------------------

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

During the year ended March 31, 2007 Sempra Energy Financial transferred its Partnership Units to Sempra Section 42, LLC therefore the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2007:

                                                                        Amount of
                                          Name and Address of             Units
                Title of Class              Beneficial Owner            Controlled     Percent of Class
         -------------------------------------------------------------------------------------------------

               Units of Limited          Sempra Section 42, LLC        4,560 units         25.3%
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

(c)  Security Ownership of Management
     --------------------------------

     Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates, or its affiliates own directly or beneficially any Partnership Units.

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence

     (a) The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

     (b)  The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                          2007           2006           2005            2004           2003
                        ----------   -------------   ------------   -------------  --------------

Audit Fees              $        -   $           -   $     14,200   $           -  $            -
Audit-related Fees               -               -              -               -               -
Tax Fees                     2,625           5,000              -               -               -
All Other Fees                   -               -              -               -               -
                        ----------   -------------   ------------   -------------  --------------
TOTAL                   $    2,625   $       5,000   $     14,200   $           -  $            -
                        ==========   =============   ============   =============  ==============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof
       -------------------------------------------------------

          Balance Sheets, March 31, 2007, 2006, 2005, 2004 and 2003
          Statements  of  Operations  for the years ended March 31, 2007,  2006,
            2005, 2004, 2003 and 2002
          Statements of Partners' Equity (Deficit) for the years ended March 31,
            2007, 2006, 2005, 2004, 2003 and 2002
          Statements  of Cash Flows for the years  ended March 31,  2007,  2006,
            2005, 2004, 2003 and 2002
          Notes to Financial Statements

(a)(2) List of Financial statement schedules included in Part IV hereof:
       -----------------------------------------------------------------

          Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3) Exhibits.
       ---------

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as Exhibit 28.1 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 3.1.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Amended and Restated Agreement of Limited Partnership of Evergreen Apartments I Limited Partnership filed as exhibit 10.1 to Form 8-K dated November 14, 1995 is hereby incorporated herein by reference as exhibit 99.1.

99.2 Amended and Restated Agreement of Limited Partnership of Shepherd South Apartments I, Ltd. filed as exhibit 10.1 to Form 8-K dated December 14, 1995 is hereby incorporated herein by reference as exhibit 99.2.

99.3 Amended and Restated Agreement of Limited Partnership of Patten Towers, L.P. II filed as exhibit 10.1 to Form 8-K dated December 21, 1995 is hereby incorporated herein by reference as exhibit 99.3.

99.4 Second Amended and Restated Agreement of Limited Partnership of Alliance Apartments I Limited Partnership filed as exhibit 10.7 to Post-Effective Amendment No.2 to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 99.4.

99.5 Amended and Restated Agreement of Limited Partnership of Hastings Apartments I Limited Partnership filed as exhibit 10.8 to Post-Effective Amendment No.2 to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 99.5.

99.6 Agreement of Limited Partnership of Raymond S. King Apartments I Limited Partnership filed as exhibit 10.9 to Post-Effective Amendment No. 2 to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 99.6

99.7.1 Amended and Restated Agreement of Limited Partnership of Talladega County Housing, Ltd. filed as exhibit 10.10 to Post-Effective Amendment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 99.7.

99.8 Amended and Restated Agreement of Limited Partnership of The Willows Limited Partnership filed as exhibit 10.11 to Post-Effective Amendment No. to Registration Statement on Form S-11 of the Partnership is hereby incorporated herein by reference as exhibit 99.8

99.9 Amended and Restated Agreement of Limited Partnership of Cascade Pines L.P. II filed as exhibit 10.1 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 99.9

99.10 Amended and Restated Agreement of Limited Partnership of Rosedale Limited Partnership filed as exhibit 10.2 to Form 8-K dated April 26, 1996 is hereby incorporated herein by reference as exhibit 99.10

99.11 Amended and Restated Agreement of Limited Partnership of Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K dated September 17, 1996 is hereby incorporated herein by reference as exhibit 99.11

99.12.1 Amended and Restated Agreement of Limited Partnership of Broadway Apartments, Limited Partnership filed as exhibit 10.1 to Form 8-K dated April 10, 1997 is hereby incorporated herein by reference as exhibit 99.12

99.13 Financial statements of Blessed Rock of El Monte, for the years ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001 together with
          Independent Auditors' Report thereon; filed as exhibit 99.13 in Form 10-K

99.14 Financial statements of Patten Towers II, L.P., for the years ended December 31, 2007, 2006, 2005, 2004, 2003, 2002 and 2001 with
          Independent Auditors' Report thereon; filed as exhibit 99.14 in Form 10-K

99.15 Financial statements of Broadway Apartments L.P., for the years ended December 31, 2004, 2003, 2002 and 2001 with Independent Auditors' Report thereon; filed as exhibit 99.15 in Form 10-K

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          (a)(2) hereof.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2007                        As of December 31, 2006
                                           -------------------------------- --------------------------------------------------------
                                         Total        Amount of      Mortgage
                                     Investment in   Investment    Balances of
 Local Limited                       Local Limited      Paid      Local Limited              Building and   Accumulated    Net Book
Partnership Name      Location       Partnerships      to Date     Partnerships    Land        Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Alliance              Alliance,
Apartments I          Nebraska       $  604,000     $  604,000    $  594,000    $  148,000   $ 1,401,000    $  443,000   $ 1,106,000
L.P.

Blessed Rock of       El Monte,
El Monte              California      2,511,000      2,511,000     3,494,000     1,271,000     8,085,000     1,933,000     7,423,000

Broadway Apartments,  Hobbs,
Limited Partnership   New Mexico      2,029,000      2,029,000     1,223,000        70,000     3,431,000     1,246,000     2,255,000

Cascade Pines,        Atlanta,
L.P. II               Georgia                 -              -     8,623,000       600,000     9,417,000     3,506,000     6,511,000

Curtis Associates I,  Curtis,
L.P.                  Nebraska           88,000         88,000       414,000        10,000       527,000       194,000       343,000

Escatawpa Village     Escatawpa,
Associates, L.P.      Mississippi       249,000        249,000       873,000        40,000     1,378,000       501,000       917,000

Hastings Apartments   Hastings,
I, L.P.               Nebraska          542,000        542,000       338,000        32,000     1,303,000       423,000       912,000

Heritage Apartments   Berkeley,
I, L.P.               Missouri          752,000        752,000       577,000       105,000     1,592,000       557,000     1,140,000

Hillcrest Associates, Ontario,
A L.P.                Oregon            354,000        354,000     1,261,000        96,000     1,605,000       508,000     1,193,000

Patten Towers,        Chattanooga,
L.P. II               Tennessee       2,154,000      2,154,000     4,300,000       290,000    10,970,000     4,331,000     6,929,000

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2007                        As of December 31, 2006
                                           -------------------------------- --------------------------------------------------------
                                         Total        Amount of      Mortgage
                                     Investment in   Investment    Balances of
 Local Limited                       Local Limited      Paid      Local Limited              Building and   Accumulated    Net Book
Partnership Name      Location       Partnerships      to Date     Partnerships    Land        Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Prairieland           Syracuse,
Properties of         Kansas
Syracuse II, L.P.                        85,000         85,000       310,000       25,000        490,000       185,000       330,000

Raymond S. King       Greensboro,
Apartments L.P.       North
                      Carolina          437,000        437,000       782,000       10,000      1,090,000       320,000       780,000

Rosedale Limited      Silver City,
Partnership           New Mexico        309,000        309,000     1,290,000       40,000      1,695,000       648,000     1,087,000

Shepherd South        Shepherd,
Apartments I, Ltd.    Texas             121,000        121,000       542,000       12,000        748,000       250,000       510,000

Solomon Associates    Solomon,
I, L.P.               Kansas            138,000        138,000       557,000       16,000        717,000       294,000       439,000

Talladega County      Talladega,
Housing Ltd.          Alabama           653,000        653,000       747,000       62,000      1,432,000       448,000     1,045,000

The Willows           Morganton,
Apartments Limited    North
Partnership           Carolina          841,000        841,000     1,028,000       76,000      1,828,000       513,000     1,391,000
                                    -----------    -----------   -----------  -----------    -----------   -----------   -----------

                                   $ 11,867,000   $ 11,867,000   $26,953,000   $2,903,000   $47,709,000   $16,300,000   $34,311,000
                                   ============   ============   ===========   ==========   ===========   ===========   ===========

(1) The Housing Complex was sold on January 3, 2007 and the Local Limited Partnership was subsequently dissolved.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                               -----------------------------------------------------------------------
                                           For the year ended December 31, 2006
                               -----------------------------------------------------------------------
                                                                                Year      Estimated
Local Limited                                        Net                     Investment  Useful Life
Partnership Name                Rental Income   Income (Loss)    Status       Acquired    (Years)
------------------------------------------------------------------------------------------------------

Alliance Apartments I            $   88,000     $  (35,000)     Completed       1997          40
L.P.

Blessed Rock of El Monte            872,000         28,000      Completed       1997          40

Broadway Apartments,                356,000       (115,000)     Completed       1997          40
L.P.

Cascade Pines, L.P. II            1,224,000       (555,000)     Completed       1997          40

Curtis Associates I, L.P.            52,000        (20,000)     Completed       1997        27.5

Escatawpa Village Associates,       163,000        (44,000)     Completed       1997        27.5
L.P.

Hastings Apartments I,               74,000         (6,000)     Completed       1996          40
L.P.

Heritage Apartments I, L.P.         136,000        (49,000)     Completed       1997        27.5

Hillcrest Associates, A             119,000        (23,000)     Completed       1997          40
L.P.

Patten  Towers, L.P. II (*)       1,360,000      2,301,000*     Completed       1996        27.5

Prairieland Properties of            49,000          5,000      Completed       1997        27.5
Syracuse II, L.P.

Raymond S. King Apartments           85,000        (36,000)     Completed       1997          30
L.P.

Rosedale L.P.                       130,000        (33,000)     Completed       1997          30

Shepherd South Apartments           125,000          6,000      Completed       1996          40
I, Ltd.

Solomon Associates I, L.P.           81,000         (7,000)     Completed       1997        27.5

Talladega County Housing L.P.        93,000        (35,000)     Completed       1996          40

The Willows Apartments L.P.         147,000        (29,000)     Completed       1997          40
                                 ----------     -----------
                                 $5,154,000     $1,353,000
                                 ==========     ===========

(*) The net income includes $2,770,708 of forgiveness of debt.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2006                        As of December 31, 2005
                                           -------------------------------- --------------------------------------------------------
                                         Total        Amount of      Mortgage
                                     Investment in   Investment    Balances of
 Local Limited                       Local Limited      Paid      Local Limited              Building and   Accumulated    Net Book
Partnership Name      Location       Partnerships      to Date     Partnerships    Land        Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Alliance              Alliance,
Apartments I          Nebraska       $  604,000     $  604,000    $  583,000    $  148,000   $ 1,401,000    $  406,000   $ 1,143,000
L.P.

Blessed Rock of       El Monte,
El Monte              California      2,511,000      2,511,000     3,541,000     1,271,000     8,047,000     1,728,000     7,590,000


Broadway Apartments,  Hobbs,
Limited Partnership   New Mexico      2,029,000      2,029,000     1,235,000        70,000     3,431,000     1,120,000     2,381,000

Cascade Pines,        Atlanta,
L.P. II               Georgia         1,347,000      1,347,000     8,623,000       600,000     8,925,000     3,184,000     6,341,000

Curtis Associates I,  Curtis,
L.P.                  Nebraska           88,000         88,000       416,000        10,000       521,000       173,000       358,000

Escatawpa Village     Escatawpa,
Associates, L.P.      Mississippi       249,000        249,000       877,000        40,000     1,378,000       451,000       967,000

Hastings Apartments   Hastings,
I, L.P.               Nebraska          542,000        542,000       495,000        32,000     1,303,000       384,000       951,000

Heritage Apartments   Berkeley,
I, L.P.               Missouri          752,000        752,000       591,000       105,000     1,590,000       498,000     1,197,000

Hillcrest Associates, Ontario,
A L.P.                Oregon            354,000        354,000     1,273,000        96,000     1,605,000       470,000     1,231,000

Patten Towers,        Chattanooga,
L.P. II               Tennessee       2,154,000      2,154,000     6,025,000       290,000    10,825,000     3,936,000     7,179,000

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2006                        As of December 31, 2005
                                           -------------------------------- --------------------------------------------------------
                                         Total        Amount of      Mortgage
                                     Investment in   Investment    Balances of
 Local Limited                       Local Limited      Paid      Local Limited              Building and   Accumulated    Net Book
Partnership Name      Location       Partnerships      to Date     Partnerships    Land        Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Prairieland           Syracuse,
Properties of         Kansas
Syracuse II, L.P.                        85,000         85,000       315,000        25,000       490,000       167,000       348,000

Raymond S. King       Greensboro,
Apartments L.P.       North
                      Carolina          437,000        437,000       782,000        10,000     1,090,000       294,000       806,000

Rosedale Limited      Silver City,
Partnership           New Mexico        309,000        309,000     1,296,000        40,000     1,707,000       592,000     1,155,000

Shepherd South        Shepherd,
Apartments I, Ltd.    Texas             121,000        121,000       547,000        12,000       742,000       230,000       524,000

Solomon Associates    Solomon,
I, L.P.               Kansas            138,000        138,000       559,000        16,000       714,000       265,000       465,000

Talladega County      Talladega,
Housing Ltd.          Alabama           653,000        653,000       758,000        62,000     1,431,000       409,000     1,084,000

The Willows           Morganton,
Apartments Limited    North
Partnership           Carolina          841,000        841,000    1,041,000         76,000     1,829,000       462,000     1,443,000
                                    -----------    -----------  -----------     ----------   -----------   -----------   -----------

                                    $13,214,000    $13,214,000  $28,957,000     $2,903,000   $47,029,000   $14,769,000   $35,163,000
                                    ===========    ===========  ===========     ===========  ===========   ===========   ===========


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                               -----------------------------------------------------------------------
                                           For the year ended December 31, 2005
                               -----------------------------------------------------------------------
                                                                                Year      Estimated
Local Limited                                        Net                     Investment  Useful Life
Partnership Name                Rental Income   Income (Loss)    Status       Acquired    (Years)
------------------------------------------------------------------------------------------------------

Alliance Apartments I            $   65,000     $   10,000      Completed       1997          40
L.P.

Blessed Rock of El Monte            861,000        (70,000)     Completed       1997          40

Broadway Apartments,                341,000       (394,000)     Completed       1997          40

L.P.

Cascade Pines, L.P. II            1,181,000     (1,208,000)     Completed       1997          40

Curtis Associates I, L.P.            39,000        (26,000)     Completed       1997        27.5

Escatawpa Village Associates,       154,000        (23,000)     Completed       1997        27.5
L.P.

Hastings Apartments I,               73,000        (56,000)     Completed       1996          40
L.P.

Heritage Apartments I, L.P.         139,000        (41,000)     Completed       1997        27.5

Hillcrest Associates, A             193,000        (16,000)     Completed       1997          40
L.P.

Patten  Towers, L.P. II (*)       1,436,000       (502,000)     Completed       1996        27.5

Prairieland Properties of            47,000         (2,000)     Completed       1997        27.5
Syracuse II, L.P.

Raymond S. King Apartments           61,000        (67,000)     Completed       1997          30
L.P.

Rosedale L.P.                       145,000        (41,000)     Completed       1997          30

Shepherd South Apartments           130,000          4,000      Completed       1996          40
I, Ltd.

Solomon Associates I, L.P.           60,000        (20,000)     Completed       1997        27.5

Talladega County Housing L.P.        95,000        (26,000)     Completed       1996          40

The Willows Apartments L.P.         140,000        (31,000)     Completed       1997          40
                                 ----------    ------------
                                 $5,160,000    $(2,509,000)
                                 ==========    ============


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2005                        As of December 31, 2004
                                           -------------------------------- --------------------------------------------------------
                                         Total        Amount of      Mortgage
                                     Investment in   Investment    Balances of
 Local Limited                       Local Limited      Paid      Local Limited              Building and   Accumulated    Net Book
Partnership Name      Location       Partnerships      to Date     Partnerships    Land        Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Alliance              Alliance,
Apartments I          Nebraska       $  604,000     $  604,000    $  588,000    $  148,000   $ 1,401,000    $  370,000   $ 1,179,000
L.P.

Blessed Rock of       El Monte,
El Monte              California      2,511,000      2,511,000     3,584,000     1,271,000     8,047,000     1,523,000     7,795,000


Broadway Apartments,  Hobbs,
Limited Partnership   New Mexico      2,029,000      2,029,000     1,613,000        70,000     3,431,000       993,000     2,508,000

Cascade Pines,        Atlanta,
L.P. II               Georgia         1,347,000      1,347,000     8,148,000       600,000     8,875,000     2,871,000     6,604,000

Curtis Associates I,  Curtis,
L.P.                  Nebraska           88,000         88,000       418,000        10,000       511,000       152,000       369,000

Escatawpa Village     Escatawpa,
Associates, L.P.      Mississippi       249,000        249,000       880,000        40,000     1,378,000       401,000     1,017,000

Hastings Apartments   Hastings,
I, L.P.               Nebraska          542,000        542,000       514,000        32,000     1,303,000       346,000       989,000

Heritage Apartments   Berkeley,
I, L.P.               Missouri          752,000        752,000       606,000       105,000     1,585,000       440,000     1,250,000

Hillcrest Associates, Ontario,
A L.P.                Oregon            354,000        354,000     1,278,000        96,000     1,605,000       431,000     1,270,000

Patten Towers,        Chattanooga,
L.P. II               Tennessee       2,154,000      2,154,000     6,025,000       290,000    10,825,000     3,542,000     7,573,000

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2005                        As of December 31, 2004
                                           -------------------------------- --------------------------------------------------------
                                         Total        Amount of      Mortgage
                                     Investment in   Investment    Balances of
 Local Limited                       Local Limited      Paid      Local Limited              Building and   Accumulated    Net Book
Partnership Name      Location       Partnerships      to Date     Partnerships    Land        Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Prairieland           Syracuse,
Properties of         Kansas
Syracuse II, L.P.                        85,000         85,000       321,000        25,000       488,000       149,000       364,000

Raymond S. King       Greensboro,
Apartments L.P.       North
                      Carolina          437,000        437,000       782,000        10,000     1,090,000       268,000       832,000

Rosedale Limited      Silver City,
Partnership           New Mexico        309,000        309,000     1,301,000        40,000     1,666,000       533,000     1,173,000

Shepherd South        Shepherd,
Apartments I, Ltd.    Texas             121,000        121,000       552,000        12,000       739,000       207,000       544,000

Solomon Associates    Solomon,
I, L.P.               Kansas            138,000        138,000       561,000        16,000       711,000       238,000       489,000

Talladega County      Talladega,
Housing Ltd.          Alabama           653,000        653,000       768,000        62,000     1,431,000       367,000     1,126,000

The Willows           Morganton,
Apartments Limited    North
Partnership           Carolina          841,000        841,000     1,054,000        76,000     1,829,000       410,000     1,495,00
                                        -------        -------     ---------        ------     ---------       -------     ---------

                                    $13,214,000    $13,214,000   $28,993,000    $2,903,000   $46,915,000   $13,241,000   $36,577,000
                                    ===========    ===========   ===========    ==========   ===========   ===========   ===========

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                               -----------------------------------------------------------------------
                                           For the year ended December 31, 2004
                               -----------------------------------------------------------------------
                                                                                Year      Estimated
Local Limited                                        Net                     Investment  Useful Life
Partnership Name                Rental Income   Income (Loss)    Status       Acquired    (Years)
------------------------------------------------------------------------------------------------------

Alliance Apartments I            $   73,000     $  (31,000)     Completed       1997          40
L.P.

Blessed Rock of El Monte            847,000         78,000      Completed       1997          40

Broadway Apartments,                220,000       (390,000)     Completed       1997          40

L.P.

Cascade Pines, L.P. II            1,269,000       (798,000)     Completed       1997          40

Curtis Associates I, L.P.            46,000        (13,000)     Completed       1997        27.5

Escatawpa Village Associates,       152,000        (50,000)     Completed       1997        27.5
L.P.

Hastings Apartments I,               78,000        (33,000)     Completed       1996          40
L.P.

Heritage Apartments I, L.P.         138,000        (40,000)     Completed       1997        27.5

Hillcrest Associates, A             181,000        (33,000)     Completed       1997          40
L.P.

Patten  Towers, L.P. II (*)       1,381,000       (484,000)     Completed       1996        27.5

Prairieland Properties of            33,000        (14,000)     Completed       1997        27.5
Syracuse II, L.P.

Raymond S. King Apartments           36,000        (74,000)     Completed       1997          30
L.P.

Rosedale L.P.                       128,000        (45,000)     Completed       1997          30

Shepherd South Apartments           130,000          2,000      Completed       1996          40
I, Ltd.

Solomon Associates I, L.P.           63,000        (15,000)     Completed       1997        27.5

Talladega County Housing L.P.        94,000        (21,000)     Completed       1996          40

The Willows Apartments L.P.         136,000        (29,000)     Completed       1997          40
                                    -------        --------
                                 $5,005,000    $(1,990,000)
                                 ==========    ============

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2004                        As of December 31, 2003
                                           -------------------------------- --------------------------------------------------------
                                         Total        Amount of      Mortgage
                                     Investment in   Investment    Balances of
 Local Limited                       Local Limited      Paid      Local Limited              Building and   Accumulated    Net Book
Partnership Name      Location       Partnerships      to Date     Partnerships    Land        Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Alliance              Alliance,
Apartments I          Nebraska       $  604,000      $ 604,000     $ 589,000     $ 148,000   $ 1,401,000     $ 333,000   $ 1,216,000
L.P.

Blessed Rock of       El Monte,
El Monte              California      2,511,000      2,511,000     3,624,000     1,271,000     8,047,000     1,316,000     8,002,000


Broadway Apartments,  Hobbs,
Limited Partnership   New Mexico      2,029,000      2,029,000     1,351,000        70,000     3,376,000       862,000     2,584,000

Cascade Pines,        Atlanta,
L.P. II               Georgia         1,347,000      1,347,000     7,695,000       600,000     6,737,000     1,852,000     5,485,000

Curtis Associates I,  Curtis,
L.P.                  Nebraska           88,000        88,000        420,000        10,000       509,000       134,000       385,000

Escatawpa Village     Escatawpa,
Associates, L.P.      Mississippi       249,000       249,000        884,000        40,000     1,378,000       351,000     1,067,000

Hastings Apartments   Hastings,
I, L.P.               Nebraska          542,000       542,000        532,000        32,000     1,303,000       308,000     1,027,000

Heritage Apartments   Berkeley,
I, L.P.               Missouri          752,000       752,000        621,000       105,000     1,581,000       380,000     1,306,000

Hillcrest Associates, Ontario,
A L.P.                Oregon            354,000       354,000      1,283,000        96,000     1,605,000       392,000     1,309,000

Patten Towers,        Chattanooga,
L.P. II               Tennessee       2,154,000     2,154,000      6,025,000       290,000    10,825,000     3,141,000     7,974,000

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2005                        As of December 31, 2004
                                           -------------------------------- --------------------------------------------------------
                                         Total        Amount of      Mortgage
                                     Investment in   Investment    Balances of
 Local Limited                       Local Limited      Paid      Local Limited              Building and   Accumulated    Net Book
Partnership Name      Location       Partnerships      to Date     Partnerships    Land        Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Prairieland           Syracuse,
Properties of         Kansas
Syracuse II, L.P.                        85,000         85,000       325,000        25,000       488,000       130,000       383,000

Raymond S. King       Greensboro,
Apartments L.P.       North
                      Carolina          437,000        437,000       782,000        10,000     1,087,000       242,000       855,000

Rosedale Limited      Silver City,
Partnership           New Mexico        309,000        309,000     1,306,000        40,000     1,654,000       477,000     1,217,000

Shepherd South        Shepherd,
Apartments I, Ltd.    Texas             121,000        121,000       557,000        12,000       738,000       183,000       567,000

Solomon Associates    Solomon,
I, L.P.               Kansas            138,000        138,000       562,000        16,000       706,000       211,000       511,000

Talladega County      Talladega,
Housing Ltd.          Alabama           653,000        653,000       777,000        62,000     1,420,000       326,000     1,156,000

The Willows           Morganton,
Apartments Limited    North
Partnership           Carolina          841,000        841,000     1,067,000        76,000     1,829,000       359,000     1,546,000
                                        -------        -------     ---------        ------     ---------       -------     ---------

                                   $ 13,214,000   $ 13,214,000   $28,400,000    $2,903,000   $44,684,000   $10,997,000   $36,590,000
                                   ============   ============   ===========    ==========   ===========   ===========   ===========

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                               -----------------------------------------------------------------------
                                           For the year ended December 31, 2003
                               -----------------------------------------------------------------------
                                                                                Year      Estimated
Local Limited                                        Net                     Investment  Useful Life
Partnership Name                Rental Income   Income (Loss)    Status       Acquired    (Years)
------------------------------------------------------------------------------------------------------

Alliance Apartments I            $   81,000     $  (42,000)     Completed       1997          40
L.P.

Blessed Rock of El Monte            843,000         57,000      Completed       1997          40

Broadway Apartments,                182,000       (272,000)     Completed       1997          40
L.P.

Cascade Pines, L.P. II            1,358,000     (2,002,000)     Completed       1997          40

Curtis Associates I, L.P.            40,000        (12,000)     Completed       1997        27.5

Escatawpa Village Associates,       146,000        (42,000)     Completed       1997        27.5
L.P.

Hastings Apartments I,               75,000        (61,000)     Completed       1996          40
L.P.

Heritage Apartments I, L.P.         134,000        (41,000)     Completed       1997        27.5

Hillcrest Associates, A             185,000        (22,000)     Completed       1997          40
L.P.

Patten  Towers, L.P. II           1,413,000       (506,000)     Completed       1996        27.5

Prairieland Properties of            36,000        (18,000)     Completed       1997        27.5
Syracuse II, L.P.

Raymond S. King Apartments           75,000        (35,000)     Completed       1997          30
L.P.

Rosedale L.P.                       138,000        (38,000)     Completed       1997          30

Shepherd South Apartments           126,000          5,000      Completed       1996          40
I, Ltd.

Solomon Associates I, L.P.           60,000        (21,000)     Completed       1997        27.5

Talladega County Housing L.P.        95,000        (29,000)     Completed       1996          40

The Willows Apartments L.P.         131,000        (30,000)     Completed       1997          40
                                    -------       --------
                                 $5,118,000    $(3,109,000)
                                 ==========    ============

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2003                        As of December 31, 2002
                                           -------------------------------- --------------------------------------------------------
                                                                           Mortgage
                                    Total Investment in    Amount of     Balances of
 Local Limited                         Local Limited       Investment    Local Limited   Property and   Accumulated          Net
Partnership Name        Location        Partnerships      Paid to Date    Partnerships     Equipment    Depreciation     Book Value
------------------------------------------------------------------------------------------------------------------------------------

Alliance                Alliance,
Apartments I            Nebraska        $   604,000       $   604,000     $   591,000   $  1,549,000    $   296,000     $  1,253,000
L.P.

Blessed Rock of         El Monte,
El Monte                California        2,511,000         2,511,000       3,686,000      9,308,000      1,109,000        8,199,000


Broadway Apartments,    Hobbs,
Limited Partnership     New Mexico        2,029,000         2,029,000       1,358,000      3,427,000        730,000        2,697,000

Cascade Pines,          Atlanta,
L.P. II                 Georgia           1,347,000         1,347,000       7,695,000      8,738,000      1,647,000        7,091,000

Curtis Associates I,    Curtis,
L.P.                    Nebraska             88,000            88,000         421,000        519,000        115,000          404,000

Escatawpa Village       Escatawpa,
Associates, L.P.        Mississippi         249,000           249,000        887,000       1,418,000        301,000        1,117,000

Hastings Apartments     Hastings,
I, L.P.                 Nebraska            542,000           542,000        584,000       1,335,000        267,000        1,068,000

Heritage Apartments     Berkeley,
I, L.P.                 Missouri            752,000           752,000        635,000       1,680,000        319,000        1,361,000

Hillcrest Associates,   Ontario,
A L.P.                  Oregon              354,000           354,000      1,287,000       1,700,000        354,000        1,346,000

Patten Towers,          Chattanooga,
L.P. II                 Tennessee         2,154,000         2,154,000      6,025,000      11,115,000      2,720,000        8,395,000

                                                                90

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2003                        As of December 31, 2002
                                           -------------------------------- --------------------------------------------------------
                                                                           Mortgage
                                    Total Investment in    Amount of     Balances of
 Local Limited                         Local Limited       Investment    Local Limited   Property and   Accumulated          Net
Partnership Name        Location        Partnerships      Paid to Date    Partnerships     Equipment    Depreciation     Book Value
------------------------------------------------------------------------------------------------------------------------------------

Prairieland           Syracuse,
Properties of         Kansas
Syracuse II, L.P.                          85,000              85,000        330,000         511,000        112,000          399,000

Raymond S. King       Greensboro,
Apartments L.P.       North
                      Carolina            437,000             437,000        782,000       1,096,000        212,000         884,000

Rosedale Limited      Silver City,
Partnership           New Mexico          309,000             309,000      1,310,000       1,684,000        421,000        1,263,000

Shepherd South        Shepherd,
Apartments I, Ltd.    Texas               121,000             121,000        562,000         746,000        159,000          587,000

Solomon Associates    Solomon,
I, L.P.               Kansas              138,000             138,000        564,000         717,000        183,000          534,000

Talladega County      Talladega,
Housing Ltd.          Alabama             653,000             653,000        768,000       1,478,000        285,000        1,193,000

The Willows           Morganton,
Apartments Limited    North
Partnership           Carolina            841,000             841,000      1,080,000       1,905,000        308,000        1,597,000
                                     ------------        ------------    -----------     -----------     ----------      -----------

                                      $13,214,000         $13,214,000    $28,583,000     $48,926,000     $9,538,000      $39,388,000
                                     ============        ============    ===========     ===========     ==========      ===========


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                               -----------------------------------------------------------------------
                                           For the year ended December 31, 2002
                               -----------------------------------------------------------------------
                                                                                Year      Estimated
Local Limited                                        Net                     Investment  Useful Life
Partnership Name                Rental Income   Income (Loss)    Status       Acquired    (Years)
------------------------------------------------------------------------------------------------------

Alliance Apartments I            $   72,000     $  (37,000)     Completed       1997          40
L.P.

Blessed Rock of El Monte            796,000        (49,000)     Completed       1997          40

Broadway Apartments,                218,000       (207,000)     Completed       1997          40
L.P.

Cascade Pines, L.P. II            1,649,000     (1,039,000)     Completed       1997          40

Curtis Associates I, L.P.            46,000        (11,000)     Completed       1997        27.5

Escatawpa Village Associates,       137,000        (34,000)     Completed       1997        27.5
L.P.

Hastings Apartments I,               70,000        (38,000)     Completed       1996          40
L.P.

Heritage Apartments I, L.P.         122,000        (38,000)     Completed       1997        27.5

Hillcrest Associates, A             187,000        (17,000)     Completed       1997          40
L.P.

Patten  Towers, L.P. II           1,190,000       (760,000)     Completed       1996        27.5

Prairieland Properties of            36,000         (9,000)     Completed       1997        27.5
Syracuse II, L.P.

Raymond S. King Apartments           73,000       (123,000)     Completed       1997          30
L.P.

Rosedale L.P.                       134,000        (37,000)     Completed       1997          30

Shepherd South Apartments           103,000          9,000      Completed       1996          40
I, Ltd.

Solomon Associates I, L.P.           55,000        (20,000)     Completed       1997        27.5

Talladega County Housing L.P.        95,000        (47,000)     Completed       1996          40

The Willows Apartments L.P.         126,000        (37,000)     Completed       1997          40
                                    -------       --------
                                 $5,109,000    $(2,494,000)
                                 ==========    ============

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2002                        As of December 31, 2001
                                           -------------------------------- --------------------------------------------------------
                                                                           Mortgage
                                    Total Investment in    Amount of     Balances of
 Local Limited                         Local Limited       Investment    Local Limited   Property and   Accumulated          Net
Partnership Name        Location        Partnerships      Paid to Date    Partnerships     Equipment    Depreciation     Book Value
------------------------------------------------------------------------------------------------------------------------------------

Alliance                Alliance,
Apartments I            Nebraska        $   604,000       $   604,000     $   592,000   $  1,549,000    $   258,000     $  1,291,000
L.P.

Blessed Rock of         El Monte,
El Monte                California        2,511,000         2,511,000       3,721,000      9,300,000        901,000        8,399,000


Broadway Apartments,    Hobbs,
Limited Partnership     New Mexico        2,029,000         2,029,000       1,371,000      3,428,000        586,000        2,842,000


Cascade Pines,          Atlanta,
L.P. II                 Georgia           1,347,000         1,347,000               *              *              *                *

Curtis Associates I,    Curtis,
L.P.                    Nebraska             88,000            88,000         424,000        519,000         97,000          422,000

Escatawpa Village       Escatawpa,
Associates, L.P.        Mississippi         249,000           249,000         890,000      1,417,000        250,000        1,167,000

Hastings Apartments     Hastings,
I, L.P.                 Nebraska            542,000           542,000         585,000      1,335,000        227,000        1,108,000

Heritage Apartments     Berkeley,
I, L.P.                 Missouri            752,000           752,000         650,000      1,679,000        260,000        1,419,000

Hillcrest Associates,   Ontario,
A L.P.                  Oregon              354,000           354,000       1,291,000      1,700,000        316,000        1,384,000

Patten Towers,          Chattanooga,
L.P. II                 Tennessee         2,154,000         2,154,000       6,463,000     10,984,000      2,303,000        8,591,000


WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                           -------------------------------- --------------------------------------------------------
                                                    As of March 31, 2002                        As of December 31, 2001
                                           -------------------------------- --------------------------------------------------------
                                                                           Mortgage
                                    Total Investment in    Amount of     Balances of
 Local Limited                         Local Limited       Investment    Local Limited   Property and   Accumulated          Net
Partnership Name        Location        Partnerships      Paid to Date    Partnerships     Equipment    Depreciation     Book Value
------------------------------------------------------------------------------------------------------------------------------------

Prairieland           Syracuse,
Properties of         Kansas
Syracuse II, L.P.                          85,000              85,000        376,000          511,000        94,000          417,000

Raymond S. King       Greensboro,
Apartments L.P.       North
                      Carolina            437,000             437,000        782,000        1,096,000       181,000          915,000

Rosedale Limited      Silver City,
Partnership           New Mexico          309,000             309,000      1,314,000        1,681,000       363,000        1,318,000

Shepherd South        Shepherd,
Apartments I, Ltd.    Texas               121,000             121,000        564,000          744,000       134,000          610,000

Solomon Associates    Solomon,
I, L.P.               Kansas              138,000             138,000        565,000          717,000       154,000          563,000

Talladega County      Talladega,
Housing Ltd.          Alabama             653,000             653,000        787,000        1,477,000       242,000        1,235,000

The Willows           Morganton,
Apartments Limited    North
Partnership           Carolina           841,000              841,000      1,091,000        1,905,000       256,000        1,649,000
                                     ------------        ------------    -----------      -----------     ----------      ----------

                                    $ 13,214,000         $ 13,214,000    $21,466,000      $39,952,000   $ 6,622,000      $33,330,000
                                    =============        ============    ===========      ===========   ===========      ===========

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                               -----------------------------------------------------------------------
                                           For the year ended December 31, 2001
                               -----------------------------------------------------------------------
                                                                                Year      Estimated
Local Limited                                        Net                     Investment  Useful Life
Partnership Name                Rental Income   Income (Loss)    Status       Acquired    (Years)
------------------------------------------------------------------------------------------------------

Alliance Apartments I            $   74,000     $  (38,000)     Completed       1997          40
L.P.

Blessed Rock of El Monte            742,000       (103,000)     Completed       1997          40

Broadway Apartments,                307,000       (174,000)     Completed       1997          40
L.P.

Cascade Pines, L.P. II                    *              *      Completed       1997         40%

Curtis Associates I, L.P.            65,000        (16,000)     Completed       1997        27.5

Escatawpa Village Associates,       126,000        (38,000)     Completed       1997        27.5
L.P.

Hastings Apartments I,               74,000        (39,000)     Completed       1996          40
L.P.

Heritage Apartments I, L.P.         113,000        (41,000)     Completed       1997        27.5

Hillcrest Associates, A             187,000        (11,000)     Completed       1997          40
L.P.

Patten  Towers, L.P. II           1,505,000       (252,000)     Completed       1996        27.5

Prairieland Properties of            55,000        (11,000)     Completed       1997        27.5
Syracuse II, L.P.

Raymond S. King Apartments           73,000        (38,000)     Completed       1997          30
L.P.

Rosedale L.P.                       131,000        (30,000)     Completed       1997          30

Shepherd South Apartments            89,000         (7,000)     Completed       1996          40
I, Ltd.

Solomon Associates I, L.P.           97,000        (12,000)     Completed       1997        27.5

Talladega County Housing L.P.        95,000        (19,000)     Completed       1996          40

The Willows Apartments L.P.         120,000        (37,000)     Completed       1997          40
                                    -------       --------
                                 $5,768,000    $  (866,000)
                                 ==========    ============

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

Date:  October 5, 2009

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

Date:  October 5, 2009




By:    /s/ Thomas J. Riha
       ------------------
       Thomas J. Riha,
       Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  october 5, 2009




By:    /s/ Wilfred N. Cooper, Sr.
       --------------------------
       Wilfred N. Cooper, Sr.,
       Chairman of the Board of WNC & Associates, Inc.

Date:  October 5, 2009




By:    /s/ Kay L. Cooper
       -----------------
       Kay L. Cooper
       Director of WNC & Associates, Inc.

Date:  October 5, 2009