Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-10-05
CIK 943904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2004
                For the quarterly period ended September 30, 2004
                For the quarterly period ended December 31, 2004

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



                     17782 Sky Park Circle, Irvine, CA 92614
                    (Address of principle executive offices)

                                 (714) 622-5565
                               (Telephone Number)

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

                               INDEX TO FORM 10-Q

        For the quarterly periods ended June 30, 2004, September 30, 2004 and December 31, 2004


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets
     As of June 30, 2004, September 30, 2004, December 31, 2004 and
       March 31, 2004..........................................................3

  Statements of Operations
     For the Three Months Ended June 30, 2004 and 2003.........................4
     For the Three and Six Months Ended September 30, 2004 and 2003............5
     For the Three and Nine Months Ended December 31, 2004 and 2003............6

  Statements of Partners' Equity (Deficit)
     For the Three Months Ended June 30, 2004 .................................7
     For the Six Months Ended September 30, 2004 ..............................7
     For the Nine Months Ended December 31, 2004 ..............................7

  Statements of Cash Flows
     For the Three Months Ended June 30, 2004 and 2003.........................8
     For the Six Months Ended September 30, 2004 and 2003......................9
     For the Nine Months Ended December 31, 2004 and 2003.....................10

  Notes to Financial Statements...............................................11

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................24

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........27

  Item 4.  Controls and Procedures  ..........................................27

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................28

  Item 1A. Risk Factors.......................................................28

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........28

  Item 3.  Defaults Upon Senior Securities....................................28

  Item 4.  Submission of Matters to a Vote of Security Holders................28

  Item 5.  Other Information..................................................28

  Item 6. Exhibits............................................................28

  Signatures..................................................................29


                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                  (A California Limited Partnership)

                                                            BALANCE SHEETS
                                                              (unaudited)


                                                                           September 30,        December 31,
                                                      June 30, 2004            2004                2004           March 31, 2004
                                                    -----------------   -----------------    -----------------   -----------------
ASSETS

Cash                                                 $        27,930     $        23,842      $        25,858     $         22,748
Investments in Local Limited Partnerships, net             5,125,511           4,859,851            4,597,380            5,676,458
    (Note 2)                                        -----------------   -----------------    -----------------   -----------------

Total Assets                                         $     5,153,441     $     4,883,693      $     4,623,238     $     5,699,206
                                                    =================   =================    =================   =================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued expenses                                   $         4,000     $        4,000       $         4,000     $         4,000
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                  400,264            417,107               623,923             336,206
                                                    -----------------   -----------------    -----------------   -----------------

Total Liabilities                                            404,264            421,107               627,923             340,206
                                                    -----------------   -----------------    -----------------   -----------------

Partners' equity (deficit):
  General Partner                                           (127,999)          (130,865)             (135,538)            (121,901)
  Limited Partners (25,000 Partnership Units
    authorized; 18,000 Partnership Units issued            4,877,176          4,593,451             4,130,853            5,480,901
    and outstanding)                                -----------------   -----------------    -----------------   -----------------

         Total Partners' Equity                            4,749,177          4,462,586             3,995,315           5,359,000
                                                    -----------------   -----------------    -----------------   -----------------
            Total Liabilities and Partners' Equity   $     5,153,441     $    4,883,693       $     4,623,238     $     5,699,206
                                                    =================   =================    =================   =================

                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                           For the Three Months Ended June 30, 2004 and 2003
                                                              (unaudited)

                                                      2004                              2003
                                                -----------------                -------------------
                                                  Three Months                      Three Months
                                                -----------------                -------------------

  Reporting fees                                 $         4,000                  $           6,206
  Distribution Income                                      1,168                                668
  Recovery of bad debt                                         -                              3,311
                                                -----------------                -------------------
     Total operating income                                5,168                             10,185
                                                -----------------                -------------------

Operating expenses:
  Amortization (Note 2)                                    8,288                              8,361
  Asset management fees (Note 3)                          12,375                             12,375
  Impairment loss (Note 2)                               243,888                            132,387
  Legal and accounting fees                               15,885                              5,559
  Write off of advances to Local Limited
   Partnerships (Note 4)                                  32,000                                  -
  Other                                                    3,798                              5,127
                                                -----------------                -------------------

     Total operating expenses                            316,234                            163,809
                                                -----------------                -------------------

Loss from operations                                    (311,066)                          (153,624)

Equity in losses of Local Limited
 Partnerships (Note 2)                                  (298,771)                          (244,893)

Interest income                                               14                                 22
                                                -----------------                -------------------

Net loss                                         $      (609,823)                 $        (398,495)
                                                =================                ===================

Net loss allocated to:
  General Partner                                $        (6,098)                 $          (3,985)
                                                =================                ===================

  Limited Partners                               $      (603,725)                 $        (394,510)
                                                =================                ===================

Net loss per Partnership Unit                    $           (34)                 $             (22)
                                                =================                ===================

Outstanding weighted Partnership Units                    18,000                             18,000
                                                =================                ===================

                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                                  For the Three and Six Months Ended
                                                      September 30, 2004 and 2003
                                                              (unaudited)

                                                        2004                                       2003
                                        -------------------------------------     ---------------------------------------
                                             Three                 Six                 Three                  Six
                                             Months               Months              Months                 Months
                                        -----------------     ---------------     ----------------      -----------------

Reporting fees                           $         2,900       $       6,900       $        4,481        $        10,687
Distribution income                                    -               1,168                    -                    668
Recovery of bad debt                                   -                   -                    -                  3,311
                                        -----------------     ---------------     ----------------      -----------------
     Total operating income                        2,900               8,068                4,481                 14,666
                                        -----------------     ---------------     ----------------      -----------------

Operating expenses:
  Amortization (Note 2)                            7,798              16,086                8,361                 16,722
  Asset management fees (Note 3)                  12,375              24,750               12,375                 24,750
  Impairment loss (Note 2)                             -             243,888                    -                132,387
  Legal and accounting fees                        2,247              18,132                9,550                 15,109
  Write off of advances to Local
     Limited Partnerships (Note 4)                10,193              42,193                    -                      -
  Other                                            2,221               6,019                1,307                  6,434
                                        -----------------     ---------------     ----------------      -----------------

     Total operating expenses                     34,834             351,068               31,593                195,402
                                        -----------------     ---------------     ----------------      -----------------

Loss from operations                             (31,934)           (343,000)             (27,112)              (180,736)

Equity in losses of Local
  Limited Partnerships (Note 2)                 (254,673)           (553,444)            (244,893)              (489,786)

Interest income                                       16                  30                   37                     59
                                        -----------------     ---------------     ----------------      -----------------

Net loss                                 $      (286,591)      $    (896,414)      $     (271,968)       $      (670,463)
                                        =================     ===============     ================      =================

Net loss allocated to:

  General Partner                        $        (2,866)      $      (8,964)      $       (2,720)       $        (6,705)
                                        =================     ===============     ================      =================

  Limited Partners                       $      (283,725)      $    (887,450)      $     (269,248)       $       (663,758)
                                        =================     ===============     ================      =================

Net loss per

  Partnership Unit                       $           (16)      $         (49)      $          (15)       $           (37)
                                        =================     ===============     ================      =================

Outstanding weighted
  Partnership Units                               18,000              18,000               18,000                 18,000
                                        =================     ===============     ================      =================

                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                                  For the Three and Nine Months Ended
                                                      December 31, 2004 and 2003
                                                              (unaudited)

                                                       2004                                       2003
                                        ----------------------------------     ----------------------------------------
                                            Three                Nine               Three                    Nine
                                           Months               Months              Months                  Months
                                        --------------       -------------     -----------------         --------------

Reporting fees                           $      2,000         $     8,900       $         3,706           $     14,393
Distribution income                                 -               1,168                     -                    668
Recovery of bad debt                                -                   -                     -                  3,311
                                        --------------       -------------     -----------------         --------------
    Total income                                2,000              10,068                 3,706                 18,372
                                        --------------       -------------     -----------------         --------------

Operating expenses:
  Amortization (Note 2)                         7,798              23,884                 8,361                 25,083
  Asset management fees  (Note 3)              12,375              37,125                12,375                 37,125
  Impairment loss (Note 2)                          -             243,888                     -                132,387
  Legal and accounting fees                     2,657              20,789                 2,125                 17,234
  Write off of advances to Local
     Limited Partnerships (Note 4)            189,857             232,050                     -                      -
  Other                                         1,927               7,946                 2,416                  8,850
                                        --------------       -------------     -----------------         --------------

    Total operating expenses                 214,614             565,682                 25,277                220,679
                                        --------------       -------------     -----------------         --------------

Loss from operations                        (212,614)           (555,614)               (21,571)              (202,307)

Equity in losses of Local
 Limited Partnerships (Note 2)              (254,673)           (808,117)              (248,659)              (738,445)

Interest income                                   16                  46                     33                     92
                                        --------------       -------------     -----------------         --------------

Net loss                                 $   (467,271)        $(1,363,685)      $      (270,197)          $   (940,660)
                                        ==============       =============     =================         ==============

Net loss allocated to:
  General Partner                        $     (4,673)        $   (13,637)      $        (2,702)          $     (9,407)
                                        ==============       =============     =================         ==============

  Limited Partners                       $   (462,598)        $(1,350,048)      $      (267,495)          $   (931,253)
                                        ==============       =============     =================         ==============

Net loss per

  Partnerships Units                     $        (26)        $       (75)      $           (15)          $        (52)
                                        ==============       =============     =================         ==============

Outstanding weighted
  Partnership Units                            18,000              18,000                18,000                 18,000
                                        ==============       =============     =================         ==============

                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                               STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                             For the Three Months Ended June 30, 2004, Six Months Ended September 30, 2004
                                                And Nine Months Ended December 31, 2004
                                                              (unaudited)

                                     For the Three Months Ended June 30, 2004
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2004            $    (121,901)       $    5,480,901        $      5,359,000

Net loss                                                       (6,098)             (603,725)               (609,823)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2004             $    (127,999)       $    4,877,176        $      4,749,177
                                                       ===============      ================      ==================


                                    For the Six Months Ended September 30, 2004
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2004            $    (121,901)       $    5,480,901        $      5,359,000

Net loss                                                       (8,964)             (887,450)               (896,414)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2004        $    (130,865)       $    4,593,451        $      4,462,586
                                                       ===============      ================      ==================


                                    For the Nine Months Ended December 31, 2004
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2004            $    (121,901)       $    5,480,901        $      5,359,000

Net loss                                                      (13,637)           (1,350,048)             (1,363,685)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2004         $    (135,538)       $    4,130,853        $      3,995,315
                                                       ===============      ================      ==================

                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

                                                       STATEMENTS OF CASH FLOWS

                                           For the Three Months Ended June 30, 2004 and 2003
                                                              (unaudited)

                                                                            2004                 2003
                                                                        --------------      ---------------

Cash flows from operating activities:
  Net loss                                                               $   (609,823)       $    (398,495)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Amortization                                                            8,288                8,361
        Impairment loss                                                       243,888              132,387
        Equity in losses of Local Limited Partnerships                        298,771              244,893
        Advances to Local Limited Partnerships                                (32,000)                   -
        Write off of Advances to Local Limited Partnerships                    32,000                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      64,058               23,061
                                                                        --------------      ---------------
        Net cash provided by operating activities                               5,182               10,207
                                                                        --------------      ---------------

Cash flow provided by investing activities:
    Distributions received from Local Limited Partnerships                          -                  500
                                                                        --------------      ---------------
Net cash provided by investing activities                                           -                  500
                                                                        --------------      ---------------

Net increase in cash                                                            5,182               10,707

Cash, beginning of period                                                      22,748               18,348
                                                                        --------------      ---------------

Cash, end of period                                                      $     27,930        $      29,055
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Taxes paid                                                            $          -        $           -
                                                                        ==============      ===============

                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                         For the Six Months Ended September 30, 2004 and 2003
                                                              (unaudited)

                                                                            2004                 2003
                                                                        --------------      ---------------

Cash flows from operating activities:
  Net loss                                                               $   (896,414)       $    (670,463)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                           16,086               16,722
        Impairment loss                                                       243,888              132,387
        Equity in losses of Local Limited Partnerships                        553,444              489,786
        Advances to Local Limited Partnerships                                (42,193)                   -
        Write off of advances to Local Limited Partnerships                    42,193                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      80,901               36,293
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                    (2,095)               4,725
                                                                        --------------      ---------------

Cash flows provided by investing activities:
   Distributions received from Local Limited Partnerships                       3,189                2,824
                                                                        --------------      ---------------
Net cash provided by investing activities                                       3,189                2,824
                                                                        --------------      ---------------

Net increase in cash                                                            1,094                7,549

Cash, beginning of period                                                      22,748               18,348
                                                                        --------------      ---------------

Cash, end of period                                                      $     23,842        $      25,897
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                            $          -        $           -
                                                                        ==============      ===============

                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                         For the Nine Months Ended December 31, 2004 and 2003
                                                              (unaudited)
                                                                             2004                 2003
                                                                        ---------------      ---------------

Cash flows from operating activities:
  Net loss                                                               $  (1,363,685)       $    (940,660)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                            23,884               25,083
        Impairment loss                                                        243,888              132,387
        Equity in losses of Local Limited Partnerships                         808,117              738,445
        Advances to Local Limited Partnerships                                (232,050)                   -
        Write off of advances to Local Limited Partnerships                    232,050                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      287,717               50,223
                                                                        ---------------      ---------------
        Net cash provided by (used in) operating activities                        (79)               5,478
                                                                        ---------------      ---------------

Cash flows used in investing activities:
      Distributions received from Local Limited Partnerships                     3,189                2,824
                                                                        ---------------      ---------------
Net cash provided by investing activities                                        3,189                2,824
                                                                        ---------------      ---------------

Net increase in cash                                                             3,110                8,302

Cash, beginning of period                                                       22,748               18,348
                                                                        ---------------      ---------------

Cash, end of period                                                      $      25,858        $      26,650
                                                                        ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Taxes paid                                                                           -                    -
                                                                        ===============      ===============

                                       See accompanying notes to financial statements



                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004, six months ended September 30, 2004 and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

Organization
------------

WNC Housing Tax Credit Fund V, L.P., Series 3, a California Limited Partnership (the "Partnership"), was formed on March 28, 1995, under the laws of the state of California. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own and operate multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

The Partnership shall continue to be in full force and effect until December 31, 2050, unless terminated prior to that date, pursuant to the partnership agreement or law.

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2004, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2004. As of December 31, 2004, no Housing Complexes had been selected for disposition. Subsequent to December 31, 2004 one Housing Complex Cascade Pines, had been sold (see Note 5) and one additional Housing Complex, Patten Towers II, L.P., had been identified for disposition.

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

"Equity in losses of Local Limited Partnerships" for each of the periods ended June 30, 2004, September 30, 2004, December 31, 2004 and 2003, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month periods are based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2004, September 30, 2004 and December 31, 2004, eight investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents for all periods presented.

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2004 and 2003 was $8,288 and $8,361, respectively. For the six months ended September 30, 2004 and 2003 amortization expense was $16,086 and $16,722, respectively, and for the nine months ended December 31, 2004 and 2003 it was $23,884 and $25,083, respectively.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in 17 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,120 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one for the investments in which it is entitled to 49.49% of such amount.

A loss in value of a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $243,888 and $132,387, during the three months ended June 30, 2004 and 2003, respectively. There were no additional impairment losses for the periods ended September 30, 2004 and 2003 and December 31, 2004 and 2003.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2004             March 31, 2004
                                                              ---------------------      ------------------

     Investments per balance sheet, beginning of period        $         5,676,458        $      6,780,198
     Impairment loss                                                      (243,888)               (132,387)
     Distributions received from Local Limited Partnerships                      -                  (3,824)
     Equity in losses of Local Limited Partnerships                       (298,771)               (934,158)
     Amortization of capitalized acquisition fees and costs                 (8,288)                (33,371)
                                                               --------------------      ------------------
     Investments per balance sheet, end of period              $         5,125,511        $      5,676,458
                                                               ====================      ==================


                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2004          March 31, 2004
                                                              ---------------------      ------------------
     Investments per balance sheet, beginning of period        $         5,676,458        $      6,780,198
     Impairment loss                                                      (243,888)               (132,387)
     Distributions received from Local Limited Partnerships                 (3,189)                 (3,824)
     Equity in losses of Local Limited Partnerships                       (553,444)               (934,158)
     Amortization of capitalized acquisition fees and costs                (16,086)                (33,371)
                                                              ---------------------      ------------------
     Investments per balance sheet, end of period              $         4,859,851        $      5,676,458
                                                              =====================      ==================

-------------------------------------------------------------

                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2004           March 31, 2004
                                                              ---------------------      ------------------

     Investments per balance sheet, beginning of period        $         5,676,458        $      6,780,198
     Impairment loss                                                      (243,888)               (132,387)
     Distributions received from Local Limited Partnerships                 (3,189)                 (3,824)
     Equity in losses of Local Limited Partnerships                       (808,117)               (934,158)
     Amortization of capitalized acquisition fees and costs                (23,884)                (33,371)
                                                              ---------------------      ------------------
     Investments per balance sheet, end of period              $         4,597,380        $      5,676,458
                                                              =====================      ==================


                                                               For the Three Months          For the Year
                                                                      Ended                      Ended
                                                                  June 30, 2004             March 31, 2004
                                                              ---------------------      ------------------
     Investments in Local Limited Partnerships, net            $         4,417,469        $      4,920,070
     Acquisition fees and costs, net of accumulated
       amortization of $613,253 and $564,907                               708,042                 756,388
                                                              ---------------------      ------------------
     Investments per balance sheet, end of period              $         5,125,511        $      5,676,458
                                                              =====================      ==================


                                                                For the Six Months           For the Year
                                                                      Ended                      Ended
                                                                September 30, 2004          March 31, 2004
                                                              ---------------------      ------------------
     Investments in Local Limited Partnerships, net            $         4,159,607        $      4,920,070
     Acquisition fees and costs, net of accumulated
       amortization of $621,051 and $564,907                               700,244                 756,388
                                                              ---------------------      ------------------
     Investments per balance sheet, end of period              $         4,859,851        $      5,676,458
                                                              =====================      ==================


                                                                For the Nine Months          For the Year
                                                                      Ended                      Ended
                                                                December 31, 2004           March 31, 2004
                                                              ---------------------      ------------------
     Investments in Local Limited Partnerships, net            $         3,904,934        $      4,920,070
     Acquisition fees and costs, net of accumulated
       amortization of $628,849 and $564,907                               692,446                 756,388
                                                              ---------------------      ------------------
     Investments per balance sheet, end of period              $         4,597,380        $      5,676,458
                                                              =====================      ==================

-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                         COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                2004                      2003
                                                                        --------------------     --------------------

                 Revenues                                                $          973,000       $        1,350,000
                                                                        --------------------     --------------------
                 Expenses:
                    Interest expense                                                267,000                  378,000
                    Depreciation and amortization                                   310,000                  379,000
                    Operating expenses                                              694,000                1,370,000
                                                                        --------------------     --------------------
                 Total expenses                                                   1,271,000                2,127,000
                                                                        --------------------     --------------------

                 Net loss                                                $         (298,000)      $         (777,000)
                                                                        ====================     ====================
                 Net loss allocable to the Partnership                   $         (305,000)      $         (766,000)
                                                                        ====================     ====================
                 Net loss recorded by the Partnership                    $         (299,000)      $         (245,000)
                                                                        ====================     ====================

-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                         COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                2004                      2003
                                                                        --------------------     --------------------

                 Revenues                                                $        1,946,000       $        2,700,000
                                                                        --------------------     --------------------
                 Expenses:
                    Interest expense                                                534,000                  756,000
                    Depreciation and amortization                                   620,000                  758,000
                    Operating expenses                                            1,388,000                2,740,000
                                                                        --------------------     --------------------
                 Total expenses                                                   2,542,000                4,254,000
                                                                        --------------------     --------------------

                 Net loss                                                $         (596,000)      $       (1,554,000)
                                                                        ====================     ====================
                 Net loss allocable to the Partnership                   $         (609,000)      $       (1,539,000)
                                                                        ====================     ====================
                 Net loss recorded by the Partnership                    $         (553,000)      $         (490,000)
                                                                        ====================     ====================


Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                         COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                2004                     2003
                                                                        --------------------     --------------------

                 Revenues                                                $        2,920,000       $        4,049,000
                                                                        --------------------     --------------------
                 Expenses:
                    Interest expense                                                802,000                1,134,000
                    Depreciation and amortization                                   930,000                1,136,000
                    Operating expenses                                            2,082,000                4,111,000
                                                                        --------------------     --------------------
                 Total expenses                                                   3,814,000                6,381,000
                                                                        --------------------     --------------------

                 Net loss                                                $         (894,000)      $       (2,332,000)
                                                                        ====================     ====================
                 Net loss allocable to the Partnership                   $         (914,000)      $       (2,309,000)
                                                                        ====================     ====================
                 Net loss recorded by the Partnership                    $         (808,000)      $         (738,000)
                                                                        ====================     ====================

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

-------------------------------------------------------------

Troubled Housing Complexes
--------------------------

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

As of June 30, 2004, September 30, 2004 and December 31, 2004 cumulative advances to one Local Limited Partnership, Cascade Pines totaled $0, $0 and $145, 617, respectively. Total cumulative advances to Cascade Pines totaled $1,155,728. The Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues. When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership to fund the advances to Cascade Pines were forgiven. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners' equity (deficit) in the Partnership's financial statements.

Subsequent to December 31, 2004, one Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program ("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Patten Towers is currently listed for sale with a national brokerage firm. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each. If for any reason Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which approximated $391,339, $401,257 and $411,715 at December 31, 2004, September 30, 2004 and June 30, 2004, respectively. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

     (a) Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,200,785, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $531,544, $524,000, $516,456 and $508,912 as of December 31, 2004,
          September 30, 2004, June 30, 2004 and March 31, 2004, respectively.

     (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $120,510, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $97,305, $97,051, $96,797, and $55,995 as of December 31, 2004,
          September 30, 2004, June 30, 2004 and March 31, 2004, respectively.

     (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. "Invested assets" means the sum of the Partnership's investment and Local Limited Partnerships and the Partnership's allocable share of the amount of mortgage loans on and the other debts related to Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,375 were incurred during each of the three months ended June 30, 2004 and 2003. For each of the six months ended September 30, 2004 and 2003, the Partnership incurred asset management fees of $24,750. Management fees of $37,125 were incurred during each of the nine months ended December 31, 2004 and 2003. The Partnership paid the General Partner or its affiliates $0 of those fees during each of the three months ended June 30, 2004 and 2003. For the six months ended September 30, 2004 and 2003 the Partnership paid $0 and $10,000, respectively. For each of the nine months ended December 31, 2004 and 2003, the Partnership paid $0 and $10,000, respectively.

     (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred for any of the periods presented.

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 for each of the three months ended June 30, 2004 and 2003 and each of the six months ended September 30, 2004 and 2003. Operating expense reimbursements were $0 and $2,986 for the nine months ended December 31, 2004 and 2003, respectively.

----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                    September 30,         December 31,
                                               June 30, 2004            2004                 2004             March 31, 2004
                                              ----------------    -----------------    -----------------     ---------------

       Accrued asset management fees           $      188,000      $       200,375      $       212,750       $     175,625
       Expenses paid by the General
         Partners or an affiliates
         on behalf of the Partnership                  21,319               25,787               30,371              77,313
       Advances made to Partnership
         from General Partner of
         affiliates                                   190,945              190,945              380,802              83,268
                                              ----------------    -----------------    -----------------     ---------------
       Total                                   $      400,264      $       417,107      $       623,923       $     336,206
                                              ================    =================    =================     ===============

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

During the nine months ended December 31, 2004, the Partnership advanced $231,780 to four of the Local Limited Partnerships in which the Partnership is a limited partner. The Local Limited Partnerships have experienced operational issues. As of December 31, 2004, total advances made to Local Limited Partnerships were $458,390 in which $458,390 was reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded. For the quarter periods ended June 30, September 30, and December 31, 2004, the Partnership advanced to the Local Limited Partnerships $32,000, $10,193, and $189,857, respectively.

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

Subsequent to December 31, 2004, cumulative advances to one Local Limited Partnership, Cascade Pines, L.P., II ("Cascade Pines") totaled $1,155,728. The Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues. When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership to fund the advances to Cascade Pines were forgiven. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it will be reflected in the statement of partners' equity (deficit) in the Partnership's financial statements for the year ended March 31, 2007. Advances made to Cascade Pines were $0, $0 and $145, 617 as of June 30, September 30 and December 31, 2004, respectively.

Subsequent to December 31, 2004, the General  Partner forgave past advances made

-------------------------------------

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

Subsequent to December 31, 2004, one Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program ("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Patten Towers is currently listed for sale with a national brokerage firm. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. Patten Towers has been identified for disposition.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, the three and six months ended September 30, 2004 and 2003, and the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $28,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $5,126,000. Liabilities at June 30, 2004 primarily consisted of $400,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $4,000 of accrued expenses.

The Partnership's assets at September 30, 2004 consisted primarily of $24,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $4,860,000. Liabilities at September 30, 2004 primarily consisted of $417,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $4,000 of accrued expenses.

The Partnership's assets at December 31, 2004 consisted primarily of $26,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $4,597,000. Liabilities at December 31, 2004 consisted of $624,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $4,000 of accrued expenses.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(610,000), reflecting an increase of approximately $(211,000) from the net loss of $(398,000) for the three months ended June 30, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(111,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also an increase of $(32,000) in write off of advances to Local Limited Partnerships for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The advances were made during the three months ended June 30, 2004 and reserved in the same period. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. In addition, there was an increase of equity in losses of limited partnerships which increased by $(54,000) to $(299,000) for the three months ended June 30, 2004 from $(245,000)
for the three months ended June 30, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally the accounting and legal expenses increased by $(10,000) for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to a timing issue of accounting work being performed. The other operating expenses also decreased by $1,000. The reporting fee income decreased by $(2,000) for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Three  Months  Ended  September  30,  2004  Compared to the Three  Months  Ended
September  30,  2003  The  Partnership's  net loss for the  three  months  ended
September 30, 2004 was $(287,000), reflecting an increase of approximately $(15,000) from the net loss of $(272,000) for the three months ended September 30, 2003. There was an increase of equity in losses of limited partnerships which increased by $(10,000) to $(255,000) for the three months ended September 30, 2004 from $(245,000) for the three months ended September 30, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. There was also an increase of $(10,000) in write off of advances to Local Limited Partnerships for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The advance was made during the three months ended September 30, 2004 and reserved in the same quarter. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. Additionally the reporting fee income decreased by $(2,000) for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The accounting and legal expenses decreased by $7,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. As discussed in the above comparison between three months ended June 30, 2004 and three months ended June 30, 2003, the difference in the accounting expense is a timing issue.

Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003 The Partnership's net loss for the six months ended September 30, 2004 was $(896,000), reflecting an increase of approximately $(226,000) from the net loss of $(670,000) for the six months ended September 30, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(111,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also an increase of equity in losses of limited partnerships which increased by $(64,000) to $(554,000) for the six months ended September 30, 2004 from $(490,000) for the six months ended September 30, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The reporting fee income decreased by $(4,000) for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The recovery of bad debt income also decreased by $(3,000) for the six months ended September 30, 2004 compared to the six months ended September 30, 2003. Additionally, there was an increase of $(42,000) in write off of advances to Local Limited Partnerships for the six months ended September 30, 2004 due to an advance being made during the six months ended September 30, 2004 and reserved for in the same period. The accounting and legal expenses increased by $(3,000) for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 due to the timing issue of accounting work being performed.

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003 The Partnership's net loss for the three months ended December 31, 2004 was $(467,000), reflecting an increase of approximately $(197,000) from the net loss of $(270,000) for the three months ended December 31, 2003. The increase is largely due to $(190,000) in write off of advances to Local Limited Partnerships for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. The advance was made during the three months ended December 31, 2004 and reserved for in the same quarter. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. There was also an increase of equity in losses of limited partnerships which increased by $(6,000) to $(255,000) for the three months ended December 31, 2004 from $(249,000) for the three months ended December 31, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The reporting fee income decreased by $(2,000) for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003 The Partnership's net loss for the nine months ended December 31, 2004 was $(1,364,000), reflecting an increase of approximately $(423,000) from the net loss of $(941,000) for the nine months ended December 31, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(111,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also an increase of $(232,000) in write off of advances to Local Limited Partnerships for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003. The advances were made during the nine months ended December 31, 2004 and reserved for in the nine month period. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. There was also an increase of equity in losses of limited partnerships which increased by $(70,000) to $(808,000) for the nine months ended December 31, 2004 from $(738,000) for the nine months ended December 31, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The accounting and legal expenses increased by $(4,000) for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the timing issue of accounting work being performed. A decrease of $1,000 in amortization and a decrease of $1,000 in other expenses for the nine months ended December 31, 2004 offset the other increases in operating expenses. The reporting fee income decreased by $(5,000) for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 Net cash provided during the three months ended June 30, 2004 was $5,000, compared to net cash provided during the three months ended June 30, 2003 of $11,000, reflecting a change of $(6,000). The change was due to a $(5,000) decrease in cash provided by operating activities and a $(1,000) decrease in cash provided by investing activities. During the three months ended June 30, 2004, the Partnership collected reporting fee income of $5,000 compared to $7,000 for the three months ended June 30, 2003. There was also a miscellaneous income of $3,000 for the three month ended June 30, 2003 while there was no miscellaneous income for the three months ended June 30, 2004. During the three month ended June 30, 2004, the Partnership received an advance of $32,000 from General Partner and made an advance of $32,000 to one Local Limited Partnership which caused zero net effect, while no advances were received or made during the three months ended June 30, 2003. The advances were due to several Local Limited Partnerships experiencing cash flow issues.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003 Net cash provided during the six months ended September 30, 2004 was $1,000, compared to net cash provided during the six months ended September 30, 2003 of $8,000, reflecting a change of $(7,000). During the six months ended September 30, 2004, the Partnership made advances of $42,000 to a Local Limited Partnerships while there were no advances made to any Local Limited Partnerships for the six months ended September 30, 2003. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds. The Partnership also received $32,000 from the General Partner or an affiliate for the six months ended September 30, 2004. The advance from the General Partner or an affiliate was used to fund the advances that were made in the same six month period to a Local Limited Partnership. The Partnership collected $7,000 and $1,000 in reporting fees and distribution income, respectively, for the six months ended September 30, 2004 compared to $11,000, $1,000 and $3,000 during the six months ended September 30, 2003 for reporting fees, distribution income and recovery of bad debt. The cash received resulted in a net decrease of $(7,000) in cash for the six months ended September 30, 2004. Reporting fees and distribution income will vary year to year due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The recovery of bad debt income recognized for the six months ended September 30, 2003 was due to a previously written off advance that was subsequently collected by the Partnership. During the six months ended September 30, 2003 the Partnership paid the General Partner or an affiliate
$(10,000) in accrued asset management fees and reimbursement of operating expenses compared to no payments for the six months ended September 30, 2004. The Partnership had cash available for the payments in 2003 and did not have sufficient cash balances in 2004 for any payments to the General Partner.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003 Net cash provided during the nine months ended December 31, 2004 was $3,000 compared net cash provided during the nine months ended December 31, 2003 of $8,000, which reflected a $(5,000) decrease. During the nine month ended December 31, 2004, Partnership received an advance of $222,000 from General Partner and made an advance of $232,000 to Local Limited Partnerships while an advance was neither received nor made during the nine month ended December 31, 2003. The advances were due to several Local Limited Partnerships experiencing cash flow issues. For the nine months ended December 31, 2004 the Partnership paid the General Partner and affiliates $0 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $13,000 paid for the nine months ended December 31, 2003. The Partnership had cash available for the payments in 2003 and did not have sufficient cash balances in 2004 for any payments to the General Partner. The Partnership collected $10,000 in total income for the nine months ended December 31, 2004 compared to $18,000 during the nine months ended December 31, 2003 which resulted in the net change of $(8,000).

During the three, six and nine months ended June 30, 2004, September 30, 2004 and December 31, 2004, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $64,000, $81,000 and $288,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2004, to be insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 1A. Risk Factors

          No material changes in risk factors as previously disclosed in the Partnership's Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

tem 6.   Exhibits

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