Form 10-Q
period 2005-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-10-05
CIK 943904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2005
                For the quarterly period ended September 30, 2005
                For the quarterly period ended December 31, 2005

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

Yes ___No _X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See the definitions of "large accelerated filer," "accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___No _X__

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                               Index to Form 10-Q
                  For the quarterly period ended June 30, 2005
                For the quarterly period ended September 30, 2005
                For the quarterly period ended December 31, 2005

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets
     As of June 30, 2005, September 30, 2005, December 31, 2005 and
       March 31, 2005..........................................................3

  Statements of Operations
     For the Three Months Ended June 30, 2005 and 2004.........................4
     For the Three and Six Months Ended September 30, 2005 and 2004............5
     For the Three and Nine Months Ended December 31, 2005 and 2004............6

  Statement of Partners' Equity (Deficit)
     For the Three Months Ended June 30, 2005 .................................7
     For the Six Months Ended September 30, 2005 ..............................7
     For the Nine Months Ended December 31, 2005 ..............................7

  Statements of Cash Flows
     For the Three Months Ended June 30, 2005 and 2004.........................8
     For the Six Months Ended September 30, 2005 and 2004......................9
     For the Nine Months Ended December 31, 2005 and 2004.....................10

  Notes to Financial Statements...............................................11

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................23

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........26

  Item 4.  Controls and Procedures  ..........................................26

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................27

  Item 1A. Risk Factors.......................................................27

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........27

  Item 3.  Defaults Upon Senior Securities....................................27

  Item 4.  Submission of Matters to a Vote of Security Holders................27

  Item 5.  Other Information..................................................27

  Item 6. Exhibits............................................................27

  Signatures..................................................................28


                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                  (A California Limited Partnership)

                                                            BALANCE SHEETS
                                                              (unaudited)

                                                                        September 30,          December 31,
                                                    June 30, 2005            2005                 2005             March 31, 2005
                                                 ------------------   ------------------   ------------------   ------------------
ASSETS

Cash                                              $         15,502     $         21,108      $        21,922     $         28,976
Investments in Local Limited Partnerships,
  net (Note 2)                                           3,061,090            2,921,001            2,683,763            4,284,480
                                                 ------------------   ------------------    -----------------   ------------------
         Total Assets                             $      3,076,592     $      2,942,109      $     2,705,685     $      4,313,456
                                                 ==================   ==================    =================   ==================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses                                  $          4,000     $          4,000      $         4,000  $             4,000
Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                655,226              668,932              950,820              640,631
                                                 ------------------   ------------------    -----------------   ------------------
         Total Liabilities                                 659,226              672,932              954,820              644,631
                                                 ------------------   ------------------    -----------------   ------------------

Partners' equity (deficit):
  General Partner                                         (151,318)            (152,799)            (157,983)            (138,803)
  Limited Partners (25,000 Partnership
    Units authorized; 18,000 Partnership
    Units issued and outstanding)                        2,568,684            2,421,976            1,908,848            3,807,628
                                                 ------------------   ------------------    -----------------   ------------------

         Total Partners' Equity                          2,417,366            2,269,177            1,750,865            3,668,825
                                                 ------------------   ------------------    -----------------   ------------------

              Total Liabilities and Partners'
                Equity                            $      3,076,592     $      2,942,109      $     2,705,685     $      4,313,456
                                                 ==================   ==================    =================   ==================

                                       See accompanying notes to financial statements

                                WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                      (A California Limited Partnership)

                                          STATEMENTS OF OPERATIONS

                              For the Three Months Ended June 30, 2005 and 2004
                                                 (unaudited)

                                                      2005                              2004
                                                -----------------                -------------------
                                                  Three Months                      Three Months
                                                -----------------                -------------------

Reporting fees                                   $         1,500                  $           4,000
Distribution income                                            -                              1,168
                                                -----------------                -------------------
     Total operating income                                1,500                              5,168
                                                -----------------                -------------------

Operating expenses:
  Amortization (Note 2)                                    6,066                              8,288
  Asset management fees (Note 3)                          12,375                             12,375
  Impairment loss (Note 2)                             1,058,869                            243,888
  Legal and accounting fees                                  300                             15,885
  Write off of advances to Local
    Limited Partnerships (Note 4)                         15,000                             32,000
  Other                                                    1,920                              3,798
                                                -----------------                -------------------

     Total operating expenses                          1,094,530                            316,234
                                                -----------------                -------------------

Loss from operations                                  (1,093,030)                          (311,066)

Equity in losses of Local
  Limited Partnerships (Note 2)                         (158,455)                          (298,771)

Interest income                                               26                                 14
                                                -----------------                -------------------

Net loss                                         $    (1,251,459)                 $        (609,823)
                                                =================                ===================

Net loss allocated to:
  General Partner                                $       (12,515)                 $          (6,098)
                                                =================                ===================

  Limited Partners                               $    (1,238,944)                 $        (603,725)
                                                =================                ===================

Net loss per
  Partnership  Unit                              $           (69)                 $             (34)
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
                                                =================                ===================

                             See accompanying notes to financial statements


                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                               For the Three Months and Six Months Ended
                                                      September 30, 2005 and 2004
                                                              (unaudited)


                                                              2005                                 2004
                                               -----------------------------------    -------------------------------
                                                   Three                Six              Three              Six
                                                  Months              Months             Months            Months
                                               --------------     ----------------    -------------     -------------

Reporting fees                                  $      1,500       $        3,000      $     2,900       $     6,900
Distribution income                                        -                    -                -             1,168
                                               --------------     ----------------    -------------     -------------
    Total operating income                             1,500                3,000            2,900             8,068
                                               --------------     ----------------    -------------     -------------

Operating expenses:
  Amortization (Note 2)                                5,660               11,726            7,798            16,086
  Asset management fees (Note 3)                      12,375               24,750           12,375            24,750
  Impairment loss (Note 2)                                 -            1,058,869                -           243,888
  Legal and accounting fees                              198                  498            2,247            18,132
  Write off of advances to Local
    Limited Partnerships (Note 4)                      6,914               21,914           10,193            42,193
  Other                                                1,133                3,053            2,221             6,019
                                               --------------     ----------------    -------------     -------------

    Total operating expenses                          26,280            1,120,810           34,834           351,068
                                               --------------     ----------------    -------------     -------------

Loss from operations                                 (24,780)          (1,117,810)         (31,934)         (343,000)

Equity in losses of Local
    Limited Partnerships (Note 2)                   (123,429)            (281,884)        (254,673)         (553,444)

Interest income                                           20                   46               16                30
                                               --------------     ----------------    -------------     -------------
Net loss                                        $   (148,189)          (1,399,648)     $  (286,591)         (896,414)
                                               ==============     ================    =============     =============

Net loss allocated to:
  General Partner                               $     (1,482)      $      (13,996)     $    (2,866)      $    (8,964)
                                               ==============     ================    =============     =============

  Limited Partners                              $   (146,707)      $   (1,385,652)     $  (283,725)      $  (887,450)
                                               ==============     ================    =============     =============

Net loss per Partnership Unit                   $         (8)      $          (77)     $       (16)      $       (49)
                                               ==============     ================    =============     =============

Outstanding weighted Partnership Units                18,000               18,000           18,000            18,000
                                               ==============     ================    =============     =============

                                        See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                 For the Three Months and Nine Months Ended December 31, 2005 and 2004
                                                              (unaudited)


                                                               2005                                2004
                                               -----------------------------------    -------------------------------
                                                    Three              Nine               Three             Nine
                                                   Months             Months              Months           Months
                                               --------------     ----------------    -------------     -------------

Reporting fees                                  $      1,500       $        4,500      $     2,000       $     8,900
Distribution Income                                        -                    -                -             1,168
                                               --------------     ----------------    -------------     -------------
    Total operating income                             1,500                4,500            2,000            10,068
                                               --------------     ----------------    -------------     -------------

Operating expenses:
  Amortization (Note 2)                                5,660               17,386            7,798            23,884
  Asset management fees (Note 3)                      12,375               37,125           12,375            37,125
  Impairment loss (Note 2)                                 -            1,058,869                -           243,888
  Legal and accounting fees                            5,550                6,048            2,657            20,789
  Write off of advances from Local
    Limited Partnerships (Note 4)                    261,522              283,436          189,857           232,050
  Other                                                3,158                6,211            1,927             7,946
                                               --------------     ----------------    -------------     -------------

    Total operating expenses                         288,265            1,409,075          214,614           565,682
                                               --------------     ----------------    -------------     -------------

Loss from operations                                (286,765)          (1,404,575)        (212,614)         (555,614)

Equity in losses of Local
 Limited Partnerships (Note 2)                      (231,578)            (513,462)        (254,673)         (808,117)

Interest income                                           31                   77               16                46
                                               --------------     ----------------    -------------     -------------

Net loss                                        $   (518,312)      $   (1,917,960)     $  (467,271)      $(1,363,685)
                                               ==============     ================    =============     =============

Net loss allocated to:
  General Partner                               $     (5,183)      $      (19,180)     $    (4,673)      $   (13,637)
                                               ==============     ================    =============     =============

  Limited Partners                              $   (513,129)      $   (1,898,780)     $  (462,598)      $(1,350,048)
                                               ==============     ================    =============     =============

Net loss per Partnerships Unit                  $        (29)      $         (105)     $       (26)      $       (75)
                                               ==============     ================    =============     =============

Outstanding weighted Partnership Units                18,000               18,000           18,000            18,000
                                               ==============     ================    =============     =============

                                        See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                               STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                             For the Three Months Ended June 30, 2005, Six Months Ended September 30, 2005
                                                and Nine Months Ended December 31, 2005
                                                              (unaudited)


                                     For the Three Months Ended June 30, 2005

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2005            $    (138,803)       $    3,807,628        $      3,668,825

Net loss                                                      (12,515)           (1,238,944)             (1,251,459)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2005             $    (151,318)       $    2,568,684        $      2,417,366
                                                       ===============      ================      ==================


                                    For the Six Months Ended September 30, 2005

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2005            $    (138,803)       $    3,807,628        $      3,668,825

Net loss                                                      (13,996)           (1,385,652)             (1,339,648)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2005        $    (152,799)       $    2,421,976        $      2,269,177
                                                       ===============      ================      ==================


                                    For the Nine Months Ended December 31, 2005

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2005            $    (138,803)       $    3,807,628        $      3,668,825

Net loss                                                      (19,180)           (1,898,780)             (1,917,960)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2005         $    (157,983)       $    1,908,848        $      1,750,865
                                                       ===============      ================      ==================


                                        See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                           For the Three Months Ended June 30, 2005 and 2004
                                                              (unaudited)

                                                                            2005                 2004
                                                                        --------------      ---------------

Cash flows from operating activities:
  Net loss                                                              $  (1,251,459)       $    (609,823)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                            6,066                8,288
        Impairment loss                                                     1,058,869              243,888
        Equity in losses of Local Limited Partnerships                        158,455              298,771
        Advances to Local Limited Partnerships                                (15,000)             (32,000)
        Write off of advances to Local Limited Partnerships                    15,000               32,000
        Change in accrued  fees and expenses due to
          General Partner and affiliates                                       14,595               64,058
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                   (13,474)               5,182
                                                                        --------------      ---------------


Net increase (decrease) in cash                                               (13,474)               5,182

Cash, beginning of period                                                      28,976               22,748
                                                                        --------------      ---------------

Cash, end of period                                                      $     15,502        $      27,930
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Taxes paid                                                           $          -        $           -
                                                                        ==============      ===============


                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                         For the Six Months Ended September 30, 2005 and 2004
                                                              (unaudited)

                                                                            2005                 2004
                                                                        --------------      ---------------

Cash flows from operating activities:
  Net loss                                                               $ (1,399,648)       $    (896,414)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                           11,726               16,086
        Impairment loss                                                     1,058,869              243,888
        Equity in losses of Local Limited Partnerships                        281,884              553,444
        Advances made to Local Limited Partnerships                          (21,914)              (42,193)
        Write off of advances to Local Limited Partnerships                    21,914               42,193
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      28,301               80,901
                                                                        --------------      ---------------
        Net cash used in operating activities                                 (18,868)              (2,095)
                                                                        --------------      ---------------

Cash flows provided by investing activities:
        Distributions received from Local Limited Partnerships                 11,000                3,189
                                                                        --------------      ---------------
        Net cash provided by investing activities                              11,000                3,189
                                                                        --------------      ---------------

Net increase (decrease) in cash                                                (7,868)               1,094

Cash, beginning of period                                                      28,976               22,748
                                                                        --------------      ---------------

Cash, end of period                                                      $     21,108        $      23,842
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Taxes paid                                                           $          -        $           -
                                                                        ==============      ===============


                                       See accompanying notes to financial statements

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                         For the Nine Months Ended December 31, 2005 and 2004
                                                              (unaudited)
                                                                            2005                 2004

                                                                        --------------      ---------------

Cash flows from operating activities:
  Net loss                                                               $ (1,917,960)       $  (1,363,685)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                           17,386               23,884
        Equity in losses of Local Limited Partnerships                        513,462              808,117
        Impairment loss                                                     1,058,869              243,888
        Advances made to Local Limited Partnerships                         (283,436)             (232,050)
        Write off of advances to Local Limited Partnerships                   283,436              232,050
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     310,189              287,717
                                                                        --------------      ---------------
        Net cash used in operating activities                                 (18,054)                 (79)
                                                                        --------------      ---------------

Cash provided by  investing activities:
       Distributions received from Local Limited Partnerships                  11,000                3,189
                                                                        --------------      ---------------

       Net cash provided by investing activities                               11,000                3,189
                                                                        --------------      ---------------

Net increase (decrease) in cash                                                (7,054)               3,110

Cash, beginning of period                                                      28,976               22,748
                                                                        --------------      ---------------

Cash, end of period                                                      $     21,922        $      25,858
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Taxes paid                                                            $          -        $           -
                                                                        ==============      ===============


                                                                        ==============      ===============

                                       See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

      For the quarterly periods ended June 30, 2005 September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005, six months ended September 30, 2005 and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,560 Units, which represents 25.3% of the Partnership Units outstanding for the Partnership. Sempra Energy Financial invested $4,282,600. A discount of $277,400 was allowed due to a volume discount. On July 1, 2006 Sempra Energy Financial transferred their 4,560 Partnership Units to Sempra Section 42, LLC. See Item 12(b) in the year ended March 31, 2003 10-K/A. Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 Partnership Units, which represent 5.9% of the Units outstanding for the Partnership. Western Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount. See Item 12(b) in the year ended March 31, 2005 10-K.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

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

Exit Strategy
-------------

The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2005, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

--------------------------------------------------------------

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2005. As of December 31, 2005, no Housing Complexes had been sold or selected for disposition. Subsequent to December 31, 2005 one Housing Complex, Cascade Pines, had been sold (see Note 5) and one additional Housing Complex, Patten Towers II, L.P., had been identified for disposition.

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

"Equity in losses of Local Limited Partnerships" for each of the periods ended June 30, 2005, September 30, 2005, December 31, 2005 and 2004, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2005, September 30, 2005 and December 31, 2005, ten, ten and eleven investment accounts in Local Limited Partnerships had reached a zero balance, respectively.

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

Impairment
----------

A loss in value of a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.

--------------------------------------------------------------

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2005 and 2004 was $6,066 and $8,288, respectively. For the six months ended September 30, 2005 and 2004 amortization expense was $11,726 and $16,086, respectively and for the nine months ended December 31, 2005 and 2004 it was $17,386 and $23,884, respectively.

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

A loss in value of a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $1,058,869 and $243,888, during the three months ended June 30, 2005 and 2004, respectively. There were no additional impairment losses for the periods ended September 30, 2005 and 2004 and December 31, 2005 and 2004.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  For the Three           For the Year
                                                                   Months Ended              Ended
                                                                  June 30, 2005          March 31, 2005
                                                               ------------------      ------------------

     Investments per balance sheet, beginning of period         $      4,284,480        $      5,676,458
     Impairment loss                                                  (1,058,869)               (243,888)
     Distributions received from Local Limited
       Partnerships                                                            -                  (4,773)
     Equity in losses of Local Limited Partnerships                     (158,455)             (1,111,635)
     Amortization of capitalized acquisition fees and
       costs                                                              (6,066)                (31,682)
                                                               ------------------      ------------------
     Investments per balance sheet, end of period               $      3,061,090        $      4,284,480
                                                               ==================      ==================

-------------------------------------------------------------

                                                                  For the Six             For the Year
                                                                  Months Ended               Ended
                                                               September 30, 2005        March 31, 2005
                                                               ------------------      ------------------

     Investments per balance sheet, beginning of period         $      4,284,480        $      5,676,458
     Impairment loss                                                  (1,058,869)               (243,888)
     Distributions received from Local Limited Partnerships              (11,000)                 (4,773)
     Equity in losses of Local Limited Partnerships                     (281,884)             (1,111,635)
     Amortization of capitalized acquisition fees and
       costs                                                             (11,726)                (31,682)
                                                               ------------------      ------------------
     Investments per balance sheet, end of period               $      2,921,001        $      4,284,480
                                                               ==================      ==================


                                                                  For the Nine            For the Year
                                                                  Months Ended               Ended
                                                                December 31, 2005        March 31, 2005
                                                               ------------------      ------------------
     Investments per balance sheet, beginning of period         $      4,284,480        $      5,676,458
     Impairment loss                                                  (1,058,869)               (243,888)
     Distributions received from Local Limited Partnerships              (11,000)                 (4,773)
     Equity in losses of Local Limited Partnerships                     (513,462)             (1,111,635)
     Amortization of capitalized acquisition fees and
       costs                                                             (17,386)                (31,682)
                                                               ------------------      ------------------
     Investments per balance sheet, end of period               $      2,683,763        $      4,284,480
                                                               ==================      ==================


                                                                  For the Three           For the Year
                                                                  Months Ended               Ended
                                                                  June 30, 2005          March 31, 2005
                                                               ------------------      ------------------
     Investments in Local Limited Partnerships, net             $      2,562,237        $      3,749,531
     Acquisition fees and costs, net of accumulated
       amortization of $822,442 and $786,346                             498,853                 534,949
                                                               ------------------      ------------------

     Investments per balance sheet, end of period               $      3,061,090        $      4,284,480
                                                               ==================      ==================


                                                                  For the Six             For the Year
                                                                  Months Ended               Ended
                                                               September 30, 2005        March 31, 2005
                                                               ------------------      ------------------
     Investments in Local Limited Partnerships, net             $      2,427,808        $      3,749,531
     Acquisition fees and costs, net of accumulated
       amortization of $828,102 and $786,346                             493,193                 534,949
                                                               ------------------      ------------------

     Investments per balance sheet, end of period               $      2,921,001        $      4,284,480
                                                               ==================      ==================

-------------------------------------------------------------

                                                                  For the Nine            For the Year
                                                                  Months Ended               Ended
                                                                December 31, 2005        March 31, 2005
                                                               ------------------      ------------------

     Investments in Local Limited Partnerships, net             $      2,332,439        $      3,749,531
     Acquisition fees and costs, net of accumulated
      amortization of $969,971 and $786,346                              351,324                 534,949
                                                               -------------------      -----------------
     Investments per balance sheet, end of period               $      2,683,763        $      4,284,480
                                                               ==================      ==================

Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2005                       2004
                                                               ----------------------      ------------------

        Revenues                                                $          1,034,000        $        973,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   231,000                 267,000
          Depreciation and amortization                                      310,000                 310,000
          Operating expenses                                                 818,000                 694,000
                                                               ----------------------      ------------------
            Total expenses                                                 1,359,000               1,271,000
                                                               ----------------------      ------------------

        Net loss                                                $           (325,000)       $       (298,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                   $           (323,000)       $       (305,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                    $           (158,000)       $       (299,000)
                                                               ======================      ==================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2005                       2004
                                                               ----------------------      ------------------

        Revenues                                                $          2,068,000        $      1,946,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   462,000                 534,000
          Depreciation and amortization                                      620,000                 620,000
          Operating expenses                                               1,637,000               1,388,000
                                                               ----------------------      ------------------
        Total expenses                                                     2,719,000               2,542,000
                                                               ----------------------      ------------------

        Net loss                                                $           (651,000)       $       (596,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                   $           (646,000)       $       (609,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                    $           (282,000)       $       (553,000)
                                                               ======================      ==================

Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2005                       2004
                                                               ----------------------      ------------------

        Revenues                                                $          3,103,000        $      2,920,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   693,000                 802,000
          Depreciation and amortization                                      930,000                 930,000
          Operating expenses                                               2,456,000               2,082,000
                                                               ----------------------      ------------------
        Total expenses                                                     4,079,000               3,814,000
                                                               ----------------------      ------------------

        Net loss                                                $           (976,000)       $       (894,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                   $           (970,000)       $       (914,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                    $           (513,000)       $       (808,000)
                                                               ======================      ==================

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

-------------------------------------------------------------

Troubled Housing Complexes
--------------------------

The Partnership has a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade Pines"). Cascade was a defendant in a wrongful death lawsuit and related injury lawsuit. Cascade carries general liability and extended liability insurance. The wrongful death claim and related injury lawsuit was settled, released and dismissed. Liability insurance covered the settlement. Due to continued operating deficits, an associate of WNC, Shelter Resource Corporation
(SRC) became the managing general partner of Cascade in November 2003. Operations improved until late 2004 when the Atlanta Housing Authority ceased all rental assistance contracts with Cascade thereby causing irreversible operating problems. In January 2005 Cascade filed for and was granted bankruptcy protection. In January 2007 Cascade successfully sold the apartment community with the approval of the bankruptcy court. The property was sold to an investor that was going to rent the affordable apartment units to market rate tenants thereby creating an event of recapture for the Partnership as the limited partner of Cascade.

As of June 30, 2005, September 30, 2005 and December 31, 2005 cumulative advances to one Local Limited Partnership, Cascade Pines totaled $145,617, $145,617 and $354,146, respectively. Total cumulative advances to Cascade Pines totaled $1,155,728. The Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues. When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership to fund the advances to Cascade Pines were forgiven. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners' equity (deficit) in the Partnership's financial statements.

Subsequent to December 31, 2005, one Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program ("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Patten Towers is currently listed for sale with a national brokerage firm. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each. If for any reason Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which approximated $261,353, $271,536 and $281,719 at December 31, 2005, September 30, 2005 and June 30, 2005, respectively. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

     (a) Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,200,785. Accumulated amortization of these capitalized costs was $849,461, $707,592, $701,932 and $665,836 as of December 31, 2005,
          September 30, 2005, June 30, 2005 and March 31, 2005, respectively.

     (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $120,510, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $120,510 as of December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005.

     (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnerships, as defined. "Invested assets" means the sum of the Partnership's investment and Local Limited Partnerships and the Partnership's allocable share of the amount of mortgage loans on and the other debts related to Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,375 were incurred during each of the three months ended June 30, 2005 and 2004. For each of the six months ended September 30, 2005 and 2004, the Partnership incurred asset management fees of $24,750. Management fees of $37,125 were incurred during each of the nine months ended December 31, 2005 and 2004. The Partnership paid the General Partner or its affiliates $0 of those fees during the three months ended June 30, 2005 and 2004, the six months ended September 30, 2005 and 2004 and the nine months ended December 31, 2005 and 2004.

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

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during the three months ended June 30, 2005 and 2004, the six months ended September 30, 2005 and 2004 and the nine months ended December 31, 2005 and 2004.

----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                 September 30,         December 31,
                                             June 30, 2005           2005                 2005             March 31, 2005
                                           ----------------    -----------------    -----------------     ---------------

       Accrued asset management fees        $      237,500      $       249,875      $       262,250       $     225,125
       Expenses paid by the General
        Partners or an affiliates
        on behalf of the Partnership               112,601              113,932              122,625             110,380
       Advances made to Partnership
        from the General Partner or
        affiliates                                 305,125              305,125              565,945             305,126
                                           ----------------    -----------------    -----------------     ---------------
       Total                                $      655,226      $       668,932      $       950,820       $     640,631
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

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

During the nine months ended December 31, 2005, the Partnership advanced approximately $283,436 to five of the Local Limited Partnerships in which the Partnership is a limited partner. These Local Limited Partnerships have experienced operational issues. As of December 31, 2005, total advances made to Local Limited Partnerships were $741,826, all of which was reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded. For the quarter periods ended June 30, September 30, and December 31, 2005, the Partnership advanced to the Local Limited Partnerships $15,000, $6,914 and $261,522, respectively.

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

Subsequent to December 31, 2005, cumulative advances to one Local Limited Partnership, Cascade Pines, L.P., II ("Cascade Pines") totaled $1,155,728. The Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues. When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership to fund the advances to Cascade Pines were forgiven. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it will be reflected in the statement of partners' equity (deficit) in the Partnership's financial statements for the year ended March 31, 2007.

Subsequent to December 31, 2005, the General Partner forgave past advances made to the Partnership totaling $1,432,427. The Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues. The advances were deemed to be uncollectible by

-------------------------------------

the General Partner therefore the debt was forgiven and was recorded as a capital contribution made by the General Partner to the Partnership.

Subsequent to December 31, 2005, one Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program ("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Patten Towers is currently listed for sale with a national brokerage firm. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. Patten Towers has been identified for disposition.

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, the three and six months ended September 30, 2005 and 2004, and the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2005 consisted primarily of $16,000 in cash, aggregate investments in the seventeen Local Limited Partnerships of $3,061,000. Liabilities at June 30, 2005 consisted of $655,000 of accrued annual asset management fees and advances payable to the General Partner and/or its affiliates and $4,000 in accrued expenses.

The Partnership's assets at September 30, 2005 consisted primarily of $21,000 in cash, aggregate investments in the seventeen Local Limited Partnerships of $2,921,000. Liabilities at September 30, 2005 consisted of $669,000 of accrued annual asset management fees and advances payable to the General Partner and/or its affiliates and $4,000 in accrued expenses.

The Partnership's assets at December 31, 2005 consisted primarily of $22,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $2,684,000. Liabilities at December 31, 2005 consisted of $951,000 of accrued annual asset management fees and advances payable to the General Partner and/or its affiliates and $4,000 in accrued expenses.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(1,251,000), reflecting an increase of approximately $641,000 from the net loss of $(610,000) for the three months ended June 30, 2004. The increase was primarily due to an increase in impairment loss of $(815,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the Partnership compared to the current carrying value of each of the investments to the Partnership. There was a decrease of equity in losses of Local Limited Partnerships of $140,000 to $(159,000) for the three months ended June 30, 2005 from $(299,000) for the three months ended June 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Additionally the accounting and legal fees decreased by $16,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to the timing of when the accounting work is performed. The write off of advances to Local Limited partnerships decreased by $17,000 to $(15,000) for the three months ended June 30, 2005 from $(32,000) for the three months ended June 30, 2004. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary but reserved fully in the same quarter period. The reporting fees decreased by $(3,000) and the distribution income decreased by $(1,000) due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow allows for the payment.

Three  Months  Ended  September  30,  2005  Compared to the Three  Months  Ended
September  30,  2004  The  Partnership's  net loss for the  three  months  ended
September 30, 2005 was $(148,000), reflecting a decrease of approximately $139,000 from the net loss of $(287,000) for the three months ended September 30, 2004. The decrease in net loss was primarily due to the decrease of equity in losses of Local Limited Partnerships of $131,000 to $(123,000) for the three months ended September 30, 2005 from $255,000 for the three months ended September 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnershi's liability with respect to its investments is limited, losses in excess of investment are not recognized. Additionally the accounting and legal fees decreased by $2,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to the timing of when the accounting work is performed. There was a decrease in write off of advances to Local Limited partnerships of $3,000. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary and reserved for them in the same quarter.

Six Months Ended September 30, 2005 Compared to the Six Months Ended September 30, 2004 The Partnership's net loss for the six months ended September 30, 2005 was $(1,400,000), reflecting an increase of approximately ($504,000) from the net loss of $(896,000) for the six months ended September 30, 2004. There was an increase in impairment loss of $(815,000) for the six months ended September 30, 2005 compared to September 30, 2004. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the Partnership compared to the current carrying value of each of the investments to the Partnership. The large increase in impairment loss was offset by a decrease of equity in losses of Local Limited Partnerships of $271,000 to $(282,000) for the six months ended September 30, 2005 from $(553,000) for the six months ended September 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. There was also a decrease in write off of advances to Local Limited Partnerships of $20,000 to $(22,000) for the six months ended September 30, 2005 from $(42,000) for the six months ended September 30, 2004. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary and reserved for them in the same quarter. The advances can vary from quarter to quarter depending on how the operations of the Local Limited Partnerships are doing. The accounting and legal fees decreased by $18,000 for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 due to the timing of when the accounting work is performed. The reporting fees and distribution income also decreased by $(4,000) and $(1,000), respectively due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow allows for the payment.

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004 The Partnership's net loss for the three months ended December 31, 2005 was $(518,000), reflecting an increase of approximately $(51,000) from the net loss of $(467,000) for the three months ended December 31, 2004. There was an increase of $(72,000) in write off of advances to Local Limited Partnerships to $(262,000) for the three months ended December 31, 2005 due to advances made during the three months ended December 31, 2005 and reserved for in the same quarter from $(190,000) advanced and reserved in the three months ended December 31, 2004. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the funds that were necessary. There was a decrease of equity in losses of Local Limited Partnership of $23,000 to $(232,000) for the three months ended December 31, 2005 from $(255,000) for the three months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the fact that the equity in losses allocated to the Partnership were less in the three months ended December 31, 2005 but there was also a $136,208 write off of acquisition costs and fees for an investment balance that reached zero in the quarter. The write off of acquisition fees and costs are recognized as equity in losses. The accounting and legal fees increased by $(3,000) for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. As discussed above, the accounting expense difference is a timing issue.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004 The Partnership's net loss for the nine months ended December 31, 2005 was $(1,918,000), reflecting an increase of approximately ($554,000) from the net loss of $(1,364,000) for the nine months ended December 31, 2004. There was an increase in impairment loss of $(815,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. There was also an increase of $(51,000) in write off of advances to Local Limited Partnerships for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary and reserved for it in the same quarter. The advances to Local Limited Partnerships can vary from quarter to quarter depending on the operations of the individual Local Limited Partnerships and if the Partnership agrees to pay the advances, the Partnership is not obligated to make such advances. There was a decrease of equity in losses of Local Limited Partnership of $294,000 to $(514,000) for the nine months ended December 31, 2005 from $(808,000) for the nine months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The accounting and legal fees decreased by $15,000 for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the timing of when the accounting work is performed. The reporting fees and distribution income also decreased by $(4,000) and $(1,000), respectively due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow allows for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 Net cash used during the three months ended June 30, 2005 was $(13,000), compared to net cash provided during the three months ended June 30, 2004 of $5,000 reflecting a change of $(18,000). The Partnership collected $2,000 in reporting fees for the three months ended June 30, 2005 compared to $4,000 during the three months ended June 30, 2004, which resulted in a net decrease of $(2,000). For the three months ended June 30, 2005 the Partnership received no advances from the General Partner and made $(15,000) of advances to Local Limited Partnerships compared to $32,000 of advance received from the General Partner and $(32,000) of advances made to a Local Limited Partnership during the three months ended June 30, 2004. Advances to Local Limited Partnerships can vary from year to year depending on the operations of the individual Local Limited Partnerships.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004 Net cash used during the six months ended September 30, 2005 was $(8,000), compared to net cash provided by the six months ended September 30, 2004 of $1,000, reflecting a change of $(9,000). This change was primarily due to $(22,000) advanced to a Local Limited Partnership during the six months ended September 30, 2005 compared to $(42,000) of advances made during the six months ended September 30, 2004 and no advances received from General Partner during the six months ended September 31, 2005 compared to $32,000 of advances received from General Partner for the six months ended September 31, 2004. The
Partnership collected $7,000 in reporting fees for the six months ended September 30, 2004 compared to $3,000 during the six months ended September 30, 2005 as well as $1,000 in distribution income that was received for the six months ended September 30, 2004 compared to no distribution income for the six months ended September 30, 2005 due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow allows for the payment. The Partnership received $11,000 in distributions compared to $3,000 for the six months ended September 30, 2004, which was a net increase of $8,000 in cash.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004 Net cash used during the nine months ended December 31, 2005 was $(7,000), compared to net cash provided during the nine months ended December 31, 2004 of $3,000, reflecting a change of $(10,000). This change was primarily due to $261,000 in advances received from the General Partner or an affiliate for the nine months ended December 31, 2005 compared to $222,000 for the nine months ended December 31, 2004. Those advances from the General Partner or an affiliate were then advanced to Local Limited Partnerships that were experiencing operational issues. During the nine months ended December 31, 2005, there was advances to Local Limited Partnerships of $(283,000) compared to $(232,000) during the nine months ended December 31, 2004. The Partnership collected 11,000 in distributions for the nine months ended December 31, 2005 compared to $3,000 for the nine months ended December 31, 2004 which accounted for the $8,000 increase in investing activities. The Partnership also received $5,000 in reporting fees and no distribution income for the nine months ended December 31, 2005 compared to $9,000 and $1,000, respectively for the nine months ended December 31, 2004, which resulted in a net decrease in cash of $(5,000). The reporting fees and distribution income can vary from year to year due to the fact that the Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow allows for the payment.

During the three, six and nine months ended June 30, 2005, September 30, 2005 and December 31, 2005, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $15,000, $28,000 and $310,000, respectively. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2005, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.   Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed here with)

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