Form 10-Q
period 2006-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-10-05
CIK 943904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2006
                For the quarterly period ended September 30, 2006
                For the quarterly period ended December 31, 2006

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

Yes [ ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See the definitions of "large accelerated filer," "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___  Non-accelerated filer___X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]     No [X]


                       WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                            (A California Limited Partnership)

                                    INDEX TO FORM 10-Q

                       For the quarterly period ended June 30, 2006
                     For the quarterly period ended September 30, 2006
                     For the quarterly period ended December 31, 2006


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
           As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006......3

     Statements of Operations
              For the Three Months Ended June 30, 2006 and 2005...............................4
              For the Three and Six Months Ended September 30, 2006 and 2005..................5
              For the Three and Nine Months Ended December 31, 2006 and 2005..................6

     Statements of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2006 .......................................7
              For the Six Months Ended September 30, 2006 ....................................7
              For the Nine Months Ended December 31, 2006 ....................................7

     Statements of Cash Flows
              For the Three Months Ended June 30, 2006 and 2005...............................8
              For the Six Months Ended September 30, 2006 and 2005............................9
              For the Nine Months Ended December 31, 2006 and 2005...........................10

     Notes to Financial Statements...........................................................11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................................23

     Item 3. Quantitative and Qualitative Disclosures About Market Risk......................26

     Item 4.  Controls and Procedures  ......................................................26

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...............................................................27

     Item 1A. Risk Factors...................................................................27

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................27

     Item 3.  Defaults Upon Senior Securities................................................27

     Item 4.  Submission of Matters to a Vote of Security Holders............................27

     Item 5.  Other Information..............................................................27

     Item 6. Exhibits........................................................................27

     Signatures..............................................................................28


                                      WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                           (A California Limited Partnership)

                                                     BALANCE SHEETS
                                                       (UNAUDITED)

                                                                   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,    MARCH 31,
                                                                     2006          2006           2006           2006
                                                                 -----------    -----------    -----------    -----------
ASSETS

Cash                                                             $     3,688    $    32,337    $    27,737    $    23,160

Investments in Local Limited Partnerships, net (Note 2)            2,074,308      2,025,884      1,993,009      2,735,652
                                                                 -----------    -----------    -----------    -----------

         Total Assets                                            $ 2,077,996    $ 2,058,221    $ 2,020,746    $ 2,758,812
                                                                 ===========    ===========    ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued expenses                                                     4,000          4,000          4,000          4,000
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                        1,932,692      2,135,151      2,275,974      1,514,839
                                                                 -----------    -----------    -----------    -----------

         Total Liabilities                                         1,936,692      2,139,151      2,279,974      1,518,839
                                                                 -----------    -----------    -----------    -----------

Partners' equity (deficit):
  General Partner                                                   (174,079)      (176,301)      (178,084)     (163,092)
  Limited Partners (25,000 Partnership Units authorized;
    18,000 Partnership Units issued and outstanding)                 315,383         95,371        (81,144)     1,403,065
                                                                 -----------    -----------    -----------    -----------

         Total Partners' Equity (Deficit)                            141,304        (80,930)      (259,228)     1,239,973
                                                                 -----------    -----------    -----------    -----------
              Total Liabilities and Partners' Equity (Deficit)   $ 2,077,996    $ 2,058,221    $ 2,020,746    $ 2,758,812
                                                                 ===========    ===========    ===========    ===========

                                  See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                    2006                2005
                                                ------------        ------------
                                                THREE MONTHS        THREE MONTHS
                                                ------------        ------------
Reporting fees                                  $     1,500         $     1,500
                                                -----------         -----------

Operating expenses:
  Amortization (Note 2)                               4,050               6,066
  Asset management fees (Note 3)                     12,375              12,375
  Impairment loss (Note 2)                        1,197,931           1,058,869
  Legal and accounting fees                             675                 300
  Write off of advances to Local
     Limited Partnerships (Note 4)                  422,731              15,000
  Other                                               3,072               1,920
                                                -----------         -----------

    Total operating expenses                      1,640,834           1,094,530
                                                -----------         -----------

Loss from operations                             (1,639,334)         (1,093,030)

Equity in income (losses) of Local
 Limited Partnerships (Note 2)                      540,637            (158,455)

Interest income                                          28                  26
                                                -----------         -----------

Net loss                                        $(1,098,669)        $(1,251,459)
                                                ===========         ===========

Net loss allocated to:
  General Partner                               $   (10,987)        $   (12,515)
                                                ===========         ===========

  Limited Partners                              $(1,087,682)        $(1,238,944)
                                                ===========         ===========

Net loss per
  Partnership  Unit                             $       (60)        $       (69)
                                                ===========         ===========

Outstanding weighted
  Partnership  Units                                 18,000              18,000
                                                ===========         ===========

                 See accompanying notes to financial statements

                                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                      (A California Limited Partnership)

                                           STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                          SEPTEMBER 30, 2006 AND 2005
                                                  (UNAUDITED)


                                                    2006                                2005
                                        -----------------------------       -----------------------------
                                           THREE              SIX             THREE               SIX
                                           MONTHS            MONTHS           MONTHS             MONTHS
                                        -----------       -----------       -----------       -----------

Reporting fees                          $    19,850       $    21,350       $     1,500       $     3,000
                                        -----------       -----------       -----------       -----------

Operating expenses:
  Amortization (Note 2)                       4,050             8,100             5,660            11,726
  Asset management fees (Note 3)             12,375            24,750            12,375            24,750
  Impairment loss (Note 2)                  569,462         1,767,393              --           1,058,869
  Legal and accounting fees                  18,625            19,300               198               498
  Write off of advances to Local
     Limited Partnerships (Note 4)          174,684           597,415             6,914            21,914
  Other                                       3,559             6,631             1,133             3,053
                                        -----------       -----------       -----------       -----------

    Total operating expenses                782,755         2,423,589            26,280         1,120,810
                                        -----------       -----------       -----------       -----------

Loss  from operations                      (762,905)       (2,402,239)          (24,780)       (1,117,810)

Equity in income (losses) of Local
 Limited Partnerships (Note 2)              540,637         1,081,274          (123,429)         (281,884)


Interest income                                  34                62                20                46
                                        -----------       -----------       -----------       -----------
Net loss                                $  (222,234)      $(1,320,903)      $  (148,189)      $(1,399,648)
                                        ===========       ===========       ===========       ===========

Net loss allocated to:
  General Partner                       $    (2,222)      $   (13,209)      $    (1,482)      $   (13,996)
                                        ===========       ===========       ===========       ===========

  Limited Partners                      $  (220,012)      $(1,307,694)      $  (146,707)      $(1,385,652)
                                        ===========       ===========       ===========       ===========

Net loss per
  Partnership Unit                      $       (12)      $       (73)      $        (8)      $       (77)
                                        ===========       ===========       ===========       ===========

Outstanding weighted
  Partnership Units                          18,000            18,000            18,000            18,000
                                        ===========       ===========       ===========       ===========

                                See accompanying notes to financial statements
                                                       5


                                      WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                           (A California Limited Partnership)

                                                STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                                       (UNAUDITED)


                                                      2006                                    2005
                                        ---------------------------------       ---------------------------------
                                            THREE                NINE               THREE               NINE
                                           MONTHS               MONTHS              MONTHS              MONTHS
                                        -------------       -------------       -------------       -------------

Reporting fees                          $          -        $      21,350       $       1,500       $       4,500
                                        -------------       -------------       -------------       -------------

Operating expenses:
  Amortization (Note 2)                         4,050              12,150               5,660              17,386
  Asset management fees (Note 3)               12,375              37,125              12,375              37,125
  Impairment loss (Note 2)                    569,462           2,336,855                   -           1,058,869
  Legal and accounting fees                       108              19,408               5,550               6,048
  Write off of advances to Local
     Limited Partnerships (Note 4)            132,137             729,552             261,522             283,436
  Other                                           839               7,470               3,158               6,211
                                        -------------       -------------       -------------       -------------

    Total operating expenses                  718,971           3,142,560             288,265           1,409,075
                                        -------------       -------------       -------------       -------------

Loss from operations                         (718,971)         (3,121,210)           (286,765)         (1,404,575)

Equity in income (losses) of Local
 Limited Partnerships (Note 2)                540,637           1,621,911            (231,578)           (513,462)


Interest income                                    36                  98                  31                  77
                                        -------------       -------------       -------------       -------------

Net loss                                $    (178,298)      $  (1,499,201)      $    (518,312)      $  (1,917,960)
                                        =============       =============       =============       =============

Net loss allocated to:
  General Partner                       $      (1,783)      $     (14,992)      $      (5,183)      $     (19,180)
                                        =============       =============       =============       =============

  Limited Partners                      $    (176,515)      $  (1,484,209)      $    (513,129)      $  (1,898,780)
                                        =============       =============       =============       =============

Net loss per
  Partnerships Units                    $         (10)      $         (82)      $         (29)      $        (105)
                                        =============       =============       =============       =============

Outstanding weighted
  Partnership Units                            18,000              18,000              18,000              18,000
                                        =============       =============       =============       =============

                                     See accompanying notes to financial statements
                                                            6


                            WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                 (A California Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE THREE MONTHS ENDED JUNE 30, 2006, SIX MONTHS ENDED SEPTEMBER 30, 2006
                               AND NINE MONTHS ENDED DECEMBER 31, 2006
                                             (UNAUDITED)



                              FOR THE THREE MONTHS ENDED JUNE 30, 2006

                                                         GENERAL           LIMITED
                                                         PARTNER           PARTNERS           TOTAL
                                                       -----------       -----------       -----------

Partners' equity (deficit) at March 31, 2006           $  (163,092)      $ 1,403,065       $ 1,239,973

Net loss                                                   (10,987)       (1,087,682)       (1,098,669)
                                                       -----------       -----------       -----------

Partners' equity (deficit) at June 30, 2006            $  (174,079)      $   315,383       $   141,304
                                                       ===========       ===========       ===========



                             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006

                                                        GENERAL          LIMITED
                                                        PARTNER          PARTNERS            TOTAL
                                                      -----------       -----------       -----------

Partners' equity (deficit) at March 31, 2006          $  (163,092)      $ 1,403,065       $ 1,239,973

Net loss                                                  (13,209)       (1,307,694)       (1,320,903)
                                                      -----------       -----------       -----------

Partners' equity (deficit) at September 30, 2006      $  (176,301)      $    95,371       $   (80,930)
                                                      ===========       ===========       ===========



                             FOR THE NINE MONTHS ENDED DECEMBER 31, 2006

                                                       GENERAL           LIMITED
                                                       PARTNER           PARTNERS           TOTAL
                                                     -----------       -----------       -----------

Partners' equity (deficit) at March 31, 2006         $  (163,092)      $ 1,403,065       $ 1,239,973

Net loss                                                 (14,992)       (1,484,209)       (1,499,201)
                                                     -----------       -----------       -----------

Partners' equity (deficit) at December 31, 2006      $  (178,084)      $   (81,144)      $  (259,228)
                                                     ===========       ===========       ===========


                           See accompanying notes to financial statements
                                                  7


                            WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                 (A California Limited Partnership)

                                      STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                             (UNAUDITED)

                                                                         2006              2005
                                                                      -----------       -----------
Cash flows from operating activities:
  Net loss                                                            $(1,098,669)      $(1,251,459)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                        4,050             6,066
        Impairment loss                                                 1,197,931         1,058,869
        Equity in (income) losses of Local Limited Partnerships          (540,637)          158,455
        Advances made to Local Limited  Partnerships                     (422,731)          (15,000)
        Write off of advances made to Local Limited Partnerships          422,731            15,000
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                 417,853            14,595
                                                                      -----------       -----------
        Net cash used in operating activities                             (19,472)          (13,474)
                                                                      -----------       -----------

Net decrease in cash                                                      (19,472)          (13,474)

Cash, beginning of period                                                  23,160            28,976
                                                                      -----------       -----------

Cash, end of period                                                   $     3,688       $    15,502
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $        -         $        -
                                                                      ===========       ===========


                           See accompanying notes to financial statements
                                                  8




                            WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                 (A California Limited Partnership)

                                      STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                             (UNAUDITED)

                                                                         2006              2005
                                                                      -----------       -----------
Cash flows from operating activities:
  Net loss                                                            $(1,320,903)      $(1,399,648)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                        8,100            11,726
        Impairment loss                                                 1,767,393         1,058,869
        Equity in losses (income) of Local Limited Partnerships        (1,081,274)          281,884
        Advances made to Local Limited Partnerships                      (597,415)          (21,914)
        Write off of advances made to Local Limited Partnerships          597,415            21,914
        Change in accrued  fees and expenses due to
            General Partner and affiliates                                620,312            28,301
                                                                      -----------       -----------
        Net cash used in operating activities                              (6,372)          (18,868)
                                                                      -----------       -----------

Cash flows provided by investing activities:

        Distributions received from Local Limited Partnerships             15,549            11,000
                                                                      -----------       -----------
Net cash provided by inventing activities                                  15,549            11,000
                                                                      -----------       -----------
                                                                            9,177            (7,868)
Net increase (decrease) in cash

Cash, beginning of period                                                  23,160            28,976
                                                                      -----------       -----------

Cash, end of period                                                   $    32,337       $    21,108
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $         -       $         -
                                                                      ===========       ===========

                           See accompanying notes to financial statements
                                                  9




                            WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                 (A California Limited Partnership)

                                      STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                             (UNAUDITED)

                                                                          2006              2005
                                                                      -----------       -----------
Cash flows from operating activities:
  Net loss                                                            $(1,499,201)      $(1,917,960)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Amortization                                                       12,150            17,386
        Equity in losses (income) of Local Limited Partnerships        (1,621,911)          513,462
        Impairment loss                                                 2,336,855         1,058,869
        Advances made to Local Limited Partnerships                      (729,552)         (283,436)
        Write off of advances made to Local Limited Partnerships          729,552           283,436
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                 761,135           310,189
                                                                      -----------       -----------
        Net cash used in operating activities                             (10,972)          (18,054)
                                                                      -----------       -----------

Cash flows provided by investing activities:
      Distributions received from Local Limited Partnerships               15,549            11,000
                                                                      -----------       -----------
Net cash provided by investing activities                                  15,549            11,000
                                                                      -----------       -----------

Net increase (decrease) in cash                                             4,577            (7,054)

Cash, beginning of period                                                  23,160            28,976
                                                                      -----------       -----------

Cash, end of period                                                   $    27,737       $    21,922
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $      --         $      --
                                                                      ===========       ===========

                           See accompanying notes to financial statements
                                                 10

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006, six months ended September 30, 2006 and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,560 Units, which represents 25.3% of the Partnership Units outstanding for the Partnership. Sempra Energy Financial invested $4,282,600. A discount of $277,400 was allowed due to a volume discount. On July 1, 2006 Sempra Energy Financial transferred their 4,560 Partnership Units to Sempra Section 42, LLC. See Item 12(b) in the year ended March 31, 2003 10-K/A. Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 Partnership Units, which represent 5.9% of the Units outstanding for the Partnership. Western Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount. See Item 12(b) in the year ended March 31, 2006 10-K.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2006, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner at its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2006. As of December 31, 2006, no Housing Complexes had been sold or selected for disposition. Subsequent to December 31, 2006, one Housing Complex Cascade Pines, has been sold (see Note 5) and one additional Housing Complex, Patten Towers, L.P II, has been identified for disposition.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

"Equity in losses of Local Limited Partnerships" for each of the periods ended June 30, 2006, September 30, 2006, December 31, 2006 and 2005, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2006, September 30, 2006 and December 31, 2006, eleven investment accounts in Local Limited Partnerships had reached a zero balance.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2006 and 2005 was $4,050 and $6,066, respectively. For the six months ended September 30, 2006 and 2005 amortization expense was $8,100 and $11,726, respectively, and for the nine months ended December 31, 2006 and 2005 it was $12,150 and $17,386, respectively.

Impairment
----------

A loss in value from Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits and the estimated residual value to the Partnership.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in 17 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,120 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $1,197,931 and $1,058,869, during the three months ended June 30, 2006 and 2005, respectively. During the six months ended September 30, 2006 and 2005, the impairment losses were $1,767,393 and $1,058,869, respectively. During the nine months ended December 31, 2006 and 2005, the impairment losses were $2,336,855 and $1,058,869, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                FOR THE THREE         FOR THE YEAR
                                                                 MONTHS ENDED            ENDED
                                                                JUNE 30, 2006        MARCH 31, 2006
                                                                 -----------          -----------
     Investments per balance sheet, beginning of period          $ 2,735,652          $ 4,284,480
     Impairment loss                                              (1,197,931)          (1,058,869)
     Equity in income (losses) of Local Limited
     Partnerships                                                    540,637             (455,938)
     Distributions received from Local Limited Partnerships             --                (12,585)
     Amortization of capitalized acquisition fees and
     costs                                                            (4,050)             (21,436)
                                                                 -----------          -----------
     Investments per balance sheet, end of period                $ 2,074,308          $ 2,735,652
                                                                 ===========          ===========

                                                                 FOR THE SIX          FOR THE YEAR
                                                                 MONTHS ENDED             ENDED
                                                              SEPTEMBER 30, 2006     MARCH 31, 2006
                                                              ------------------     --------------
     Investments per balance sheet, beginning of period          $ 2,735,652          $ 4,284,480
     Impairment loss                                              (1,767,393)          (1,058,869)
     Equity in income (losses) of Local Limited
     Partnerships                                                  1,081,274             (455,938)
     Distributions received from Local Limited Partnerships          (15,549)             (12,585)
     Amortization of capitalized acquisition fees and
     costs                                                            (8,100)             (21,436)
                                                                 -----------          -----------
     Investments per balance sheet, end of period                $ 2,025,884          $ 2,735,652
                                                                 ===========          ===========


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                                    FOR THE NINE      FOR THE YEAR
                                                                    MONTHS ENDED          ENDED
                                                                 DECEMBER 31, 2006   MARCH 31, 2006
                                                                 -----------------   --------------
Investments per balance sheet, beginning of period                 $ 2,735,652       $ 4,284,480
Impairment loss                                                     (2,336,855)       (1,058,869)
Equity in income (losses) of Local Limited
Partnerships                                                         1,621,911          (455,938)
Distributions received from Local Limited Partnerships                 (15,549)          (12,585)
Amortization of capitalized acquisition fees and
costs                                                                  (12,150)          (21,436)
                                                                   -----------       -----------
Investments per balance sheet, end of period                       $ 1,993,009       $ 2,735,652
                                                                   ===========       ===========


                                                                   FOR THE THREE     FOR THE YEAR
                                                                    MONTHS ENDED         ENDED
                                                                   JUNE 30, 2006     MARCH 31, 2006
                                                                   -------------     --------------
Investments in Local Limited Partnerships, net                      $1,731,084        $2,388,378
Acquisition fees and costs, net of accumulated amortization of
$978,071 and $974,021                                                  343,224           347,274
                                                                    ----------        ----------
Investments per balance sheet, end of period                        $2,074,308        $2,735,652
                                                                    ==========        ==========


                                                                 FOR THE SIX MONTHS   FOR THE YEAR
                                                                       ENDED              ENDED
                                                                 SEPTEMBER 30, 2006   MARCH 31, 2006
                                                                 ------------------   --------------
Investments in Local Limited Partnerships, net                      $1,686,709          $2,388,378
Acquisition fees and costs, net of accumulated amortization of
$982,121 and $974,021                                                  339,175             347,274
                                                                    ----------          ----------
Investments per balance sheet, end of period                        $2,025,884          $2,735,652
                                                                    ==========          ==========


                                                                 FOR THE NINE MONTHS     FOR THE YEAR
                                                                        ENDED               ENDED
                                                                  DECEMBER 31, 2006     MARCH 31, 2006
                                                                  -----------------     --------------
Investments in Local Limited Partnerships, net                      $1,657,884          $2,388,378
Acquisition fees and costs, net of accumulated amortization of
$986,171 and $974,021                                                  335,125             347,274
                                                                    ----------          ----------
Investments per balance sheet, end of period                        $1,993,009          $2,735,652
                                                                    ==========          ==========


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited
Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                            2006              2005
                                                         -----------       -----------
     Revenues                                            $ 2,062,000       $ 1,034,000
                                                         -----------       -----------
     Expenses:
       Interest expense                                      191,000           231,000
       Depreciation and amortization                         429,000           310,000
       Operating expenses                                  1,104,000           818,000
                                                         -----------       -----------
         Total expenses                                    1,742,000         1,359,000
                                                         -----------       -----------


     Net income (loss)                                   $   338,000       $  (325,000)
                                                         ===========       ===========
                                                         $   333,000       $  (323,000)
     Net income (loss) allocable to the Partnership
                                                         ===========       ===========
     Net income (loss) recorded by the Partnership       $   541,000       $  (158,000)
                                                         ===========       ===========

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local
Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                            2006             2005
                                                         -----------      -----------
     Revenues                                            $ 4,124,000      $ 2,068,000
                                                         -----------      -----------
     Expenses:
       Interest expense                                      384,000          462,000
       Depreciation and amortization                         857,000          620,000
       Operating expenses                                  2,207,000        1,637,000
                                                         -----------      -----------
     Total expenses                                        3,448,000        2,719,000
                                                         -----------      -----------


     Net income (loss)                                   $   676,000      $  (651,000)
                                                         ===========      ===========
     Net income (loss) allocable to the Partnership      $   666,000      $  (646,000)
                                                         ===========      ===========
     Net income (loss) recorded by the Partnership       $ 1,081,000      $  (282,000)
                                                         ===========      ===========

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local
Limited Partnerships in which the Partnership has invested is as follows:


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                            2006               2005
                                                         -----------       -----------
     Revenues                                            $ 6,186,000       $ 3,103,000
                                                         -----------       -----------
     Expenses:
       Interest expense                                      575,000           693,000
       Depreciation and amortization                       1,286,000           930,000
       Operating expenses                                  3,311,000         2,456,000
                                                         -----------       -----------
     Total expenses                                        5,172,000         4,079,000
                                                         -----------       -----------


     Net income (loss)                                   $ 1,014,000       $  (976,000)
                                                         ===========       ===========

     Net income (loss) allocable to the Partnership      $   998,000       $  (970,000)
                                                         ===========       ===========
     Net income (loss) recorded by the Partnership       $ 1,622,000       $  (513,000)
                                                         ===========       ===========

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

As of June 30, 2006, September 30, 2006 and December 31, 2006 cumulative advances to one Local Limited Partnership, Cascade Pines totaled $1,056,697, $1,056,697 and $1,061,332, respectively. Total cumulative advances to Cascade Pines totaled $1,155,728. The Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues. When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership to fund the advances to Cascade Pines were forgiven. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners' equity (deficit) in the Partnership's financial statements.

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program ("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

costs and expenses. Patten Towers has requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Pattern Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Pattern Towers is currently listed for sale with a national brokerage firm. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which approximated $157,076, $144,940 and $132,804 at December 31, 2006, September 30, 2006 and June 30, 2006, respectively. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

     (a) Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,200,785. Accumulated amortization of these capitalized costs was $865,661, $861,611, $857,561 and $853,511 as of December 31, 2006,
          September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

     (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $120,510, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $120,510 as of December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006.

     (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnerships, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,375 were incurred during each of the three months ended June 30, 2006 and 2005. For each of the six months ended September 30, 2006 and 2005, the Partnership incurred asset management fees of $24,750. Management fees of $37,125 were incurred during each of the nine months ended December 31, 2006 and 2005. The Partnership paid the General Partner or its affiliates $0 of those fees during the three months ended June 30, 2006 and 2005, the six months ended September 30, 2006 and 2005 and nine months ended December 31, 2006 and 2005.

     (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

          6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred for any of the periods presented.

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during the three months ended June 30, 2006 and 2005, the six months ended September 30, 2006 and 2005 and the nine months ended December 31, 2006 and 2005.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                         2006            2006             2006           2006
                                      ----------      ----------      ----------      ----------
Asset management fee payable          $  287,000      $  299,375      $  311,750      $  274,625
Expenses paid by the General
    Partners or an affiliate on
    behalf of the Partnership            132,933         155,116         156,064         129,186
Advances made to the Partnership
    from the General Partner or
    affiliates                         1,512,759       1,680,660       1,808,160       1,111,028
                                      ----------      ----------      ----------      ----------
Total                                 $1,932,692      $2,135,151      $2,275,974      $1,514,839
                                      ==========      ==========      ==========      ==========

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

During the nine months ended December 31, 2006, the Partnership advanced approximately $729,552 to four of the Local Limited Partnerships in which the Partnership is a limited partner. These Local Limited Partnerships have experienced operational issues. As of December 31, 2006, total advances made to Local Limited Partnerships were $2,018,519, all of which was reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve has been recorded. For the quarterly periods ended June 30, September 30, and December 31, 2005, the Partnership advanced to Local Limited Partnerships $422,731, $174,684, and $132,137, respectively.

NOTE 5- SUBSEQUENT EVENTS
-------------------------

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

Subsequent to December 31, 2006, cumulative advances to one Local Limited Partnership, Cascade Pines, L.P., II ("Cascade Pines") totaled $1,155,728. The Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues. When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership to fund the advances to Cascade Pines were forgiven. The cancellation of that debt is considered a

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 5- SUBSEQUENT EVENTS, CONTINUED
------------------------------------

capital contribution by the General Partner to the Partnership and as such it will be reflected in the statement of partners' equity (deficit) in the Partnership's financial statements for the year ended March 31, 2007.

Subsequent to December 31, 2006, the General Partner forgave past advances made to the Partnership totaling $1,432,427. The Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues. The advances were deemed to be uncollectible by the General Partner therefore the debt was forgiven and was recorded as a capital contribution made by the General Partner to the Partnership.

Subsequent to December 31, 2006, one Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program ("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Patten Towers is currently listed for sale with a national brokerage firm. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. Patten Towers has been identified for disposition.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, the three and six months ended September 30, 2006 and 2005, and the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2006 consisted of $4,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $2,074,000. Liabilities at June 30, 2006 consisted of $1,933,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and accrued expenses of $4,000.

The Partnership's assets at September 30, 2006 consisted of $32,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $2,026,000. Liabilities at September 30, 2006 consisted of $2,135,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and accrued expenses of $4,000.

The Partnership's assets at December 31, 2006 consisted of $28,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $1,993,000. Liabilities at December 31, 2006 consisted of $2,276,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and accrued expenses of $4,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005 The Partnership's net loss for the three months ended June 30, 2006 was $(1,099,000), reflecting a decrease of approximately $152,000 from the net loss of $(1,251,000) for the three months ended June 30, 2005. Equity in income (losses) of Local Limited Partnerships increased by $699,000 from the three months ended June 30, 2005 due to forgiveness of debt recognized by a Local Limited Partnership, Patten Towers II, L.P., during the three months ended June 30, 2006. The income contributed to the $(139,000) increase in impairment loss for the three months ended June 30, 2006 form the three months ended June 30, 2005 due to the write up in the investment for the income and the subsequent impairment. The impairment analysis indicated there were no tax credits or residual value to support the investment balance. There was also an increase of $(408,000) in write off of advances to Local Limited Partnerships for the three months ended June 30, 2006 due to advances of $423,000 being made during the three months ended June 30, 2006 and reserved for in the same quarter compared to $15,000 advanced and reserved in the three months ended June 30, 2005. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. Other expenses also increased by $(1,000) for three months ended June 30, 2006. The amortization decreased by $2,000 due to the acquisition costs and fees associated with Local Limited Partnerships whose investment balances reached below zero being written off, thereby reducing amortization expense.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005 The Partnership's net loss for the three months ended September 30, 2006 was $(222,000), reflecting an increase of approximately $(74,000) from the net loss of $(148,000) for the three months ended September 30, 2005. Equity in income (losses) of Local Limited Partnerships increased by $664,000 from the three months ended September 30, 2005 due to forgiveness of debt recognized by a Local Limited Partnership, Patten Towers II, L.P., during the three months ended September 30, 2006. The income contributed to the $(569,000) increase in impairment loss for the three months ended September 30, 2006 from the three months ended September 30, 2005 due to the write up in the investment for the income and subsequent impairment. The impairment analysis indicated there were no tax credits or residual value to support the investment balance. There was also an increase of $(168,000) in write off of advances to Local Limited Partnerships for the three months ended September 30, 2006 due to advances of $175,000 being made during the three months ended September 30, 2006 and reserved for in the same quarter compared to $7,000 advanced and reserved in the three months ended September 30, 2005. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. The legal and accounting fees increased by $(18,000) for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the timing of when the work was performed. The amortization decreased by $2,000 due to the acquisition costs and fees associated with those Local Limited Partnerships whose investment balances reached below zero being written off, thereby reducing amortization expense. The reporting fee income increased by $18,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005 The Partnership's net loss for the six months ended September 30, 2006 was $(1,321,000), reflecting a decrease of approximately $79,000 from the net loss of $(1,400,000) for the six months ended September 30, 2005. Equity in income (losses) of Local Limited Partnerships increased by $1,363,000 from the six months ended September 30, 2005 due to forgiveness of debt recognized by a Local Limited Partnership, Patten Towers II, L.P., during the six months ended September 30, 2006. This income contributed to the $(709,000) increase in impairment loss for the six months ended September 30, 2006 from the six months ended September 30, 2005 due to the write up in the investment for the income and the subsequent impairment. The impairment analysis indicated there were no tax credits or residual value to support the investment balance. There was also an increase of $(575,000) in write off of advances to Local Limited Partnerships for the six months ended September 30, 2006 due to advances of $597,000 being made during the six months ended September 30, 2006 and reserved for in the same quarter compared to $22,000 advanced and reserved for in the six months ended September 30, 2005. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. The legal and accounting fees increased by $(19,000) for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the timing of when the work was performed. The amortization decreased by $4,000 due to the acquisition costs and fees associated with those Local Limited Partnerships whose investment balances reached below zero being were written off, thereby reducing amortization expense. The reporting fee income increased by $18,000 for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the fact that Local Limited

Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005 The Partnership's net loss for the three months ended December 31, 2006 was $(178,000), reflecting a decrease of approximately $340,000 from the net loss of $(518,000) for the three months ended December 31, 2005. Equity in income (losses) of Local Limited Partnerships increased by $773,000 from the three months ended December 31, 2005 due to forgiveness of debt recognized by a Local Limited Partnership, Patten Towers II, L.P., during the three months ended December 31, 2006. This income contributed to the $(569,000) increase in impairment loss for the three months ended December 31, 2006 from the three months ended December 31, 2005 due to the write up in the investment for the income and the subsequent impairment. The impairment analysis indicated there were no tax credits or residual value to support the investment balance. There was a decrease of $130,000 in write off of advances to Local Limited Partnerships for the three months ended December 31, 2006 due to advances of $132,000 being made during the three months ended December 31, 2006 and reserved for in the same quarter compared to $262,000 advanced and reserved in the three months ended June 31, 2005. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. The legal and accounting fees decreased by $5,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due to the timing of when the work was performed. The amortization decreased by $2,000 due to the acquisition costs and fees associated with those Local Limited Partnerships whose investment balances reached below zero being were written off, thereby reducing amortization expense. The reporting fee income decreased by $(2,000) for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2005 The Partnership's net loss for the nine months ended December 31, 2006 was $(1,500,000), reflecting a decrease of approximately $418,000 from the net loss of $(1,918,000) for the nine months ended December 31, 2005. Equity in income (losses) of Local Limited Partnerships increased by $2,135,000 from the nine months ended December 31, 2005 due to forgiveness of debt recognized by a Local Limited Partnership, Patten Towers II, L.P., during the nine months ended December 31, 2006. The income contributed to the $(1,278,000) increase in impairment loss for the nine months ended December 31, 2006 from the nine months ended December 31, 2005 due to the write up in the investment for the income and subsequent impairment. The impairment analysis indicated there were no tax credits or residual value to support the investment balance. There was also an increase of $(447,000) in write off of advances to Local Limited Partnerships for the nine months ended December 31, 2006 due to advances of $730,000 being made during the nine months ended December 31, 2006 and reserved for in the same period compared to $283,000 advanced and reserved in the nine months ended December 31, 2005. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. The legal and accounting fees increased by $(13,000) for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the timing of when the work was performed. The amortization decreased by $5,000 due to the acquisition costs and fees associated with those Local Limited Partnerships whose investment balances reached below zero being were written off, thereby reducing amortization expense. The reporting fee income increased by $17,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

CAPITAL RESOURCES AND LIQUIDITY

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005 Net cash used during the three months ended June 30, 2006 was $(19,000), compared to net cash used during the three months ended June 30, 2005 of $(13,000), reflecting a change of $(6,000). During the three months ended June 30, 2006, the Partnership received an advance of $405,000 from General Partner while no advance was received during the three months ended June 30, 2005. During the three months ended June 30, 2006, the Partnerships made advances to Local Limited Partnerships of $(423,000) compared to $15,000 of advances being made to Local Limited Partnerships during the three months ended June 30, 2005.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2005 Net cash provided during the six months ended September 30, 2006 was $9,000 compared to net cash used during the six months ended September 30, 2005 of $(8,000), reflecting a change of $17,000. During the six months ended September 30, 2006, the Partnership received an advance of $596,000 from General Partner while no advance was received from General Partner during the six months ended

September 30, 2005. During the six months ended September 30, 2006, the Partnerships made advances to Local Limited Partnerships of $(597,000) compared to $(22,000) of advances made to Local Limited Partnerships during the six months ended September 30, 2005. The advances were paid to several Local Limited Partnerships experiencing cash flow issues. Reporting fee income received also increased by $17,000 for the six months ended September 30, 2006.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2005 Net cash provided during the six months ended December 31, 2006 was $5,000 compared to net cash used during the six months ended December 31, 2005 of $(7,000), reflecting a change of $12,000. During the nine months ended December 31, 2006, the Partnership received an advance of $724,000 from General Partner while a $261,000 advance was received from General Partner during the nine months ended December 31, 2005. During the nine months ended December 31, 2006, the Partnerships made advances to Local Limited Partnerships of $(730,000) compared to a $(283,000) advance was made to Local Limited Partnerships during the nine months ended December 31, 2005. The advances were due to several Local Limited Partnerships experiencing cash flow issues. The Partnership collected $16,000 in distributions for the nine months ended December 31, 2006 compared to $11,000 for the nine months ended December 31, 2005 which contributed to the increase in net cash provided by investing activities.

During the three, six and nine months ended June 30, 2006, September 30, 2006 and December 31, 2006, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $418,000, $620,000 and $761,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2006, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

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

(b)      Changes in internal controls
         ----------------------------

         There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3


By:  WNC & ASSOCIATES, INC.                 General Partner




By: /s/ Wilfred N. Cooper, Jr.
    ---------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: October 5, 2009




By:  /s/ Thomas J. Riha
     -------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: October 5, 2009