Form 10-Q
period 2007-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-10-06
CIK 943904

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2007
                For the quarterly period ended September 30, 2007

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number: 0-21895

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

               California                                  33-616348
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                     17782 Sky Park Circle, Irvine, CA 92614
                   ( Address of principle executive offices )

                                 (714) 662-5565
                              ( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No  X
    ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer     Non-accelerated filer  X  Smaller reporting company
                        ---                    ---                       ---                           ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X
    ---    ---

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007
                             AND SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets
         As of June 30, 2007, September 30, 2007 and March 31, 2007............3

  Statements of Operations
         For the Three Months Ended June 30, 2007 and 2006.....................4
         For the Three and Six Months Ended September 30, 2007 and 2006........5

  Statement of Partners' Equity (Deficit)
         For the Three Months Ended June 30, 2007 .............................6
         For the Six Months Ended September 30, 2007 ..........................6

  Statements of Cash Flows
         For the Three Months Ended June 30, 2007 and 2006.....................7
         For the Six Months Ended September 30, 2007 and 2006..................8

  Notes to Financial Statements................................................9

  Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................19

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........21

  Item 4T. Controls and Procedures  ..........................................21


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................22

  Item 1A. Risk Factors.......................................................22

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........22

  Item 3. Defaults Upon Senior Securities.....................................22

  Item 4. Submission of Matters to a Vote of Security Holders.................22

  Item 5. Other Information...................................................22

  Item 6. Exhibits............................................................22

  Signatures..................................................................23


                                         WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                              (A California Limited Partnership)

                                                        BALANCE SHEETS
                                                          (UNAUDITED)


                                                                                         SEPTEMBER 30,
                                                                  JUNE 30, 2007              2007            MARCH 31, 2007
                                                               -------------------   -------------------   ------------------
ASSETS
Cash                                                           $            47,039   $            71,794   $           46,994
Investments in Local Limited Partnerships, net (Note 2)                  1,339,560             1,296,245            1,912,366
Due from affiliates (Note 4)                                                     -                20,000                    -
                                                               -------------------   -------------------   ------------------

    Total Assets                                               $         1,386,599   $         1,388,039   $        1,959,360
                                                               ===================   ===================   ==================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued expenses                                             $             4,000   $             4,000   $            4,000
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                              1,752,294             1,771,852            1,738,278

                                                               -------------------   -------------------   ------------------
Total Liabilities                                                        1,756,294             1,775,852            1,742,278
                                                               -------------------   -------------------   ------------------

Partners' equity (deficit):
  General Partner                                                          964,982               964,801             970,850
  Limited Partners (25,000 Partnership Units authorized;
    18,000 Partnership Units issued and outstanding)                    (1,334,677)           (1,352,614)            (753,768)
                                                               -------------------   -------------------   ------------------

         Total Partners' Equity (Deficit)                                 (369,695)             (387,813)             217,082
                                                               -------------------   -------------------   ------------------
            Total Liabilities and Partners' Equity             $         1,386,599   $         1,388,039   $        1,959,360
                                                               ===================   ===================   ==================



                                            See accompanying notes to financial statements


                         WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                              (A California Limited Partnership)

                                   STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                          (UNAUDITED)


                                                      2007                      2006
                                                ------------------        ------------------
                                                   THREE MONTHS              THREE MONTHS
                                                ------------------        ------------------
Reporting fees                                  $                -        $            1,500
                                                ------------------        ------------------

Operating expenses:
  Amortization (Note 2)                                      3,478                     4,050
  Asset management fees (Note 3)                            12,375                    12,375
  Impairment loss (Note 2)                                 535,600                 1,197,931
  Legal and accounting fees                                    112                       675
  Write off of advances to Local
    Limited Partnerships (Note 4)                                -                   422,731
  Other                                                      1,528                     3,072
                                                ------------------        ------------------

    Total operating expenses                               553,093                 1,640,834
                                                ------------------        ------------------

Loss from operations                                      (553,093)               (1,639,334)

Equity in income (losses) of Local
  Limited Partnerships (Note 2)                            (33,728)                  540,637

Interest income                                                 44                        28
                                                ------------------        ------------------

Net loss                                        $         (586,777)       $       (1,098,669)
                                                ==================        ==================

Net loss allocated to:
  General Partner                               $           (5,868)       $          (10,987)
                                                ==================        ==================

  Limited Partners                              $         (580,909)       $       (1,087,682)
                                                ==================        ==================

Net loss per Partnership Unit                   $              (32)       $              (60)
                                                ==================        ==================

Outstanding weighted
  Partnership Units                                         18,000                    18,000
                                                ==================        ==================


                        See accompanying notes to financial statements


                                     WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                           (A California Limited Partnership)

                                                STATEMENTS OF OPERATIONS
                                       FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                              SEPTEMBER 30, 2007 AND 2006
                                                      (UNAUDITED)


                                                        2007                                    2006
                                        -------------------------------------    ------------------------------------
                                             THREE                 SIX                THREE                SIX
                                             MONTHS               MONTHS              MONTHS              MONTHS
                                        -----------------   -----------------    ----------------   -----------------

Reporting fees                          $          31,608   $          31,608    $         19,850   $          21,350
Distribution income                                 1,153               1,153                   -                   -
                                        -----------------   -----------------    ----------------   -----------------
    Total operating income                         32,761              32,761              19,850              21,350
                                        -----------------   -----------------    ----------------   -----------------

Operating expenses:
  Amortization (Note 2)                             3,358               6,836               4,050               8,100
  Asset management fees (Note 3)                   12,375              24,750              12,375              24,750
  Impairment loss (Note 2)                          1,867             537,467             569,462           1,767,393
  Legal and accounting fees                         6,755               6,867              18,625              19,300
  Write off of advances to Local
    Limited Partnerships (Note 4)                       -                   -             174,684             597,415
  Other                                               428               1,956               3,559               6,631
                                        -----------------   -----------------    ----------------   -----------------

    Total operating expenses                       24,783             577,876             782,755           2,423,589
                                        -----------------   -----------------    ----------------   -----------------

Income (loss) from operations                       7,978            (545,115)           (762,905)         (2,402,239)

Equity in income (losses) of Local
  Limited Partnerships (Note 2)                   (26,141)            (59,869)            540,637           1,081,274

Interest income                                        45                  89                  34                  62
                                        -----------------   -----------------    ----------------   -----------------
Net loss                                $         (18,118)  $        (604,895)   $       (222,234)  $      (1,320,903)
                                        =================   =================    ================   =================

Net loss allocated to:

  General Partner                       $            (181)  $          (6,049)   $         (2,222)  $         (13,209)
                                        =================   =================    ================   =================

  Limited Partners                      $         (17,937)  $        (598,846)   $       (220,012)  $      (1,307,694)
                                        =================   =================    ================   =================

Net loss per

  Partnership Unit                      $              (1)  $             (33)   $            (12)  $             (73)
                                        =================   =================    ================   =================

Outstanding weighted
  Partnership Units                                18,000              18,000              18,000              18,000
                                        =================   =================    ================   =================


                                     See accompanying notes to financial statements


                               WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                    (A California Limited Partnership)

                                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                               FOR THE THREE MONTHS ENDED JUNE 30, 2007, AND
                                  THE SIX MONTHS ENDED SEPTEMBER 30, 2007
                                                (UNAUDITED)


                                 FOR THE THREE MONTHS ENDED JUNE 30, 2007
                                                        GENERAL           LIMITED
                                                        PARTNER           PARTNERS            TOTAL
                                                    ---------------   ----------------   ---------------

Partners' equity (deficit) at March 31, 2007        $       970,850   $       (753,768)  $       217,082

Net loss                                                     (5,868)          (580,909)         (586,777)
                                                    ---------------   ----------------   ---------------

Partners' equity (deficit) at June 30, 2007         $       964,982   $     (1,334,677)  $      (369,695)
                                                    ===============   ================   ===============


                                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007
                                                        GENERAL           LIMITED
                                                        PARTNER           PARTNERS            TOTAL
                                                    ---------------   ----------------   ---------------

Partners' equity (deficit) at March 31, 2007        $       970,850   $       (753,768)  $       217,082

Net loss                                                     (6,049)          (598,846)         (604,895)
                                                    ---------------   ----------------   ---------------

Partners' equity (deficit) at September 30, 2007    $       964,801   $     (1,352,614)  $      (387,813)
                                                    ===============   ================   ===============




                              See accompanying notes to financial statements


                                WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                     (A California Limited Partnership)

                                          STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                                 (UNAUDITED)


                                                                             2007               2006
                                                                       ----------------   ----------------
Cash flows from operating activities:
  Net loss                                                             $       (586,777)  $     (1,098,669)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                              3,478              4,050
        Impairment loss                                                         535,600          1,197,931
        Equity in losses (income) of Local Limited Partnerships                  33,728           (540,637)
        Advances made to Local Limited Partnerships                                   -           (422,731)
        Write off of advances made to Local Limited Partnerships                      -            422,731
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                        14,016            417,853
                                                                       ----------------   ----------------
        Net cash provided by (used in) operating activities                          45            (19,472)
                                                                       ----------------   ----------------

Net increase (decrease) in cash                                                      45            (19,472)

Cash, beginning of period                                                        46,994             23,160
                                                                       ----------------   ----------------

Cash, end of period                                                    $         47,039   $          3,688
                                                                       ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

    Taxes paid                                                         $              -   $              -
                                                                       ================   ================



                               See accompanying notes to financial statements


                                WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                     (A California Limited Partnership)

                                          STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                                 (UNAUDITED)


                                                                             2007               2006
                                                                       ----------------   ----------------
Cash flows from operating activities:
  Net loss                                                             $       (604,895)  $     (1,320,903)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                              6,836              8,100
        Impairment loss                                                         537,467          1,767,393
        Equity in losses (income) of Local Limited Partnerships                  59,869         (1,081,274)
        Advances made to Local Limited Partnerships                             (20,000)          (597,415)
        Write off of advances made to Local Limited Partnerships                      -            597,415
        Change in accrued fees and expenses due to
           General Partner and affiliates                                        33,574            620,312
                                                                       ----------------   ----------------
        Net cash provided by (used in) operating activities                      12,851             (6,372)
                                                                       ----------------   ----------------

Cash flow provided by investing activities:
      Distributions received from Local Limited Partnerships                     11,949             15,549
                                                                       ----------------   ----------------
Net cash provided by investing activities                                        11,949             15,549
                                                                       ----------------   ----------------

Net increase in cash                                                             24,800              9,177

Cash, beginning of period                                                        46,994             23,160
                                                                       ----------------   ----------------

Cash, end of period                                                    $         71,794   $         32,337
                                                                       ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

    Taxes paid                                                         $              -   $              -
                                                                       ================   ================


                               See accompanying notes to financial statements

                                                     8

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

GENERAL
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,560 Units, which represents 25.3% of the Partnership Units outstanding for the Partnership. Sempra Energy Financial invested $4,282,600. A discount of $277,400 was allowed due to a volume discount. On July 1, 2006 Sempra Energy Financial transferred their 4,560 Partnership Units to Sempra Section 42, LLC. See Item 12(b) in the year ended March 31, 2007 10-K. Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 Partnership Units, which represent 5.9% of the Units outstanding for the Partnership. Western Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount. See Item 12(b) in the year ended March 31, 2007 10-K.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitles to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

EXIT STRATEGY
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of September 30, 2007, none of the Local Limited Partnerships had completed their 15 year compliance period.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2007. As of September 30, 2007, one Housing Complex has been sold, Cascade Pines, L.P. II. Subsequent to September 30, 2007 on additional Housing Complex, Patten Towers, L.P. II, has been identified for disposition. See note 5 for more information.

METHOD OF ACCOUNTING FOR INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2007 and 2006 and September 30, 2007 and 2006, respectively, have been recorded by the Partnership. Management's estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30 and September 30, 2007, thirteen investment accounts in Local Limited Partnerships had reached a zero balance.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

AMORTIZATION
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2007 and 2006 was $3,478 and $4,050, respectively. For the six months ended September 30, 2007 and 2006 amortization expense was $6,836 and $8,100, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of June 30 and September 30, 2007, the Partnership had acquired limited partnership interests in 17 Local Limited Partnerships one of which had been sold. Each Local Limited Partnership owns or owned one Housing Complex consisting of an aggregate of 1,120 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one for the investments in which it is entitled to 49.49% of such amount.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $535,600 and $1,197,931, during the three months ended June 30, 2007 and 2006, respectively. During nine months ended September 30, 2007 and 2006, impairment loss was $537,467 and $1,767,393, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  FOR THE THREE            FOR THE YEAR
                                                                   MONTHS ENDED               ENDED
                                                                  JUNE 30, 2007           MARCH 31, 2007
                                                              ---------------------   ---------------------
     Investments per balance sheet, beginning of period       $           1,912,366   $           2,735,652
     Impairment loss                                                       (535,600)             (2,336,855)
     Distributions received from Local Limited Partnerships                       -                 (16,134)
     Equity in income (losses) of Local Limited
     Partnerships                                                           (33,728)              1,545,903
     Amortization of capitalized acquisition fees and
     costs                                                                   (3,478)                (16,200)
                                                              ---------------------   ---------------------
     Investments per balance sheet, end of period             $           1,339,560   $           1,912,366
                                                              =====================   =====================


                                                                   FOR THE SIX             FOR THE YEAR
                                                                   MONTHS ENDED               ENDED
                                                                SEPTEMBER 30, 2007        MARCH 31, 2007
                                                              ---------------------   ---------------------
     Investments per balance sheet, beginning of period       $           1,912,366   $           2,735,652
     Impairment loss                                                       (537,467)             (2,336,855)
     Distributions received from Local Limited Partnerships                 (11,949)                (16,134)
     Equity in income (losses) of Local Limited
     Partnerships                                                           (59,869)              1,545,903
     Amortization of capitalized acquisition fees and
     costs                                                                   (6,836)                (16,200)
                                                              ---------------------   ---------------------
     Investments per balance sheet, end of period             $           1,296,245   $           1,912,366
                                                              =====================   =====================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED

                                                                  FOR THE THREE            FOR THE YEAR
                                                                   MONTHS ENDED               ENDED
                                                                  JUNE 30, 2007           MARCH 31, 2007
                                                              ---------------------   ---------------------
Investments in Local Limited Partnerships, net                $           1,060,883   $           1,622,624
Acquisition fees and costs, net of accumulated
amortization of $1,042,618 and $1,031,553                                   278,677                 289,742
                                                              ---------------------   ---------------------
Investments per balance sheet, end of period                  $           1,339,560   $           1,912,366
                                                              =====================   =====================


                                                                   FOR THE SIX             FOR THE YEAR
                                                                   MONTHS ENDED               ENDED
                                                                SEPTEMBER 30, 2007        MARCH 31, 2007
                                                              ---------------------   ---------------------
Investments in Local Limited Partnerships, net                $           1,020,926   $           1,622,624
Acquisition fees and costs, net of accumulated
amortization of $1,045,976 and $1,031,553                                   275,319                 289,742
                                                              ---------------------   ---------------------
Investments per balance sheet, end of period                  $           1,296,245   $           1,912,366
                                                              =====================   =====================

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited
Partnerships in which the Partnership has invested is as follows:

                            COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                2007                  2006
                                                         -------------------   -------------------
    Revenues                                             $         1,354,000   $         2,062,000
                                                         -------------------   -------------------
    Expenses:
      Interest expense                                               199,000               191,000
      Depreciation and amortization                                  316,000               429,000
      Operating expenses                                             956,000             1,104,000
                                                         -------------------   -------------------
        Total expenses                                             1,471,000             1,724,000
                                                         -------------------   -------------------

    Net income (loss)                                    $          (117,000)  $           338,000
                                                         ===================   ===================
    Net income (loss) allocable to the Partnership       $          (120,000)  $           333,000
                                                         ===================   ===================
    Net income (loss) recorded by the Partnership        $           (34,000)  $           541,000
                                                         ===================   ===================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                            COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                2007                  2006
                                                         -------------------   -------------------
    Revenues                                             $         2,709,000   $         4,124,000
                                                         -------------------   -------------------
    Expenses:
      Interest expense                                               398,000               384,000
      Depreciation and amortization                                  631,000               857,000
      Operating expenses                                           1,913,000             2,207,000
                                                         -------------------   -------------------
    Total expenses                                                 2,943,000             3,448,000
                                                         -------------------   -------------------

    Net income (loss)                                    $          (234,000)              676,000
                                                         ===================   ===================
    Net income (loss) allocable to the Partnership       $          (241,000)  $           660,000
                                                         ===================   ===================
    Net income (loss) recorded by the Partnership        $           (60,000)  $         1,081,000
                                                         ===================   ===================

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

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which approximated $31,240 and $46,860 at September 30, 2007 and June 30, 2007, respectively. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

      (a) Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,200,785. Accumulated amortization of these capitalized costs was $925,466, $922,108, and $911,043 as of September 30, 2007, June 30, 2007 and March 31, 2007, respectively.

      (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $120,510, which have been included in investments in Local Limited Partnerships. The acquisitions costs were fully amortized for all periods presented.

      (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,375 were incurred during each of the three months ended June 30, 2007 and 2006. For each of the six months ended September 30, 2007 and 2006, the Partnership incurred asset management fees of $24,750. The Partnership paid the General Partner or its affiliates $0 of those fees during the three months ended June 30, 2007 and 2006 and the six months ended September 30, 2006 and 2005.

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

      (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during the three months ended June 30, 2007 and 2006, and the six months ended September 30, 2007 and 2006.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                             SEPTEMBER 30,
                                          JUNE 30, 2007          2007           MARCH 31, 2007
                                        -----------------  -----------------  -----------------
   Asset management fee payable         $         336,500  $         348,875  $         324,125
   Expenses paid by the General
     Partners or an affiliate on
     behalf of the Partnership                    164,144            171,327            162,503
   Advances made to the Partnership
     from the General Partner or
     affiliates                                 1,251,650          1,251,650          1,251,650
                                        -----------------  -----------------  -----------------
          Total                         $       1,752,294  $       1,771,852  $       1,738,278
                                        =================  =================  =================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

During the six months ended September 30, 2007, the Partnership advanced approximately $20,000 to one of the Local Limited Partnerships in which the Partnership is a limited partner. The Local Limited Partnership have experienced operational issues. As of September 30, 2007, total advances made to Local Limited Partnerships were $1,469,417, of which $1,449,417 was reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded. For the quarterly periods ended June 30 and September 30, 2007, the Partnership advanced to Local Limited Partnerships $0 and $20,000, respectively.

NOTE 5-SUBSEQUENT EVENTS
------------------------

Subsequent to September 30, 2007, in December 2008, the Partnership was relieved of debt owed to the General Partner totaling $1,432,427. The Partnership had received cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the properties with their operational issues. The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

The Partnership has also identified one Local Limited Partnership Patten Towers II, L.P. for disposition.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006 and the three and six months ended September 30, 2007 and 2006, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2007 consisted of $47,000 in cash and aggregate investments in the sixteen Local Limited Partnerships of $1,340,000. Liabilities at June 30, 2007 consisted of $1,752,000 of accrued fees and expenses due to the General Partner and affiliates and accrued expenses of $4,000.

The Partnership's assets at September 30, 2007 consisted of $72,000 in cash and aggregate investments in the sixteen Local Limited Partnerships of $1,296,000 and due from affiliates of $20,000. Liabilities at September 30, 2007 consisted of $1,772,000 of accrued fees and expenses due to the General Partner and affiliates and accrued expenses of $4,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006. The Partnership's net loss for the three months ended June 30, 2007 was $(587,000), reflecting a decrease of approximately $512,000 from the net loss of $(1,099,000) for the three months ended June 30, 2006. There was a decrease in loss from operations of $1,086,000 to $(553,000) for the three months ended June 30, 2007 from $(1,639,000) for the three months ended June 30, 2006. That decrease is primarily due to the decrease in impairment loss of $662,000. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. In addition, the write off of advances to Local Limited Partnerships decreased by $423,000 from $423,000 for the three months ended June 30, 2007. No advances to Local Limited Partnerships were written off during the three months ended June 30, 2007. A few Local Limited Partnerships were experiencing some operational issues and the Partnership advanced the funds that were necessary but fully reserved for them in the same quarter. The legal and accounting fees decreased by $1,000 for the three months ended June 30, 2007 compared to the fees for the three month ended June 30, 2006 due to the timing of when the accounting work is performed. There was a decrease in equity in income (losses) of Local Limited Partnerships of $(575,000) to $(34,000) for the three months ended June 30, 2007 from $541,000 for the three months ended June 30, 2006 due to forgiveness of debt income recognized by a Local Limited Partnership, Patten Towers II, L.P., during the three months ended June 30, 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006 The Partnership's net loss for the three months ended September 30, 2007 was $(18,000), reflecting a decrease of approximately $204,000 from the net loss of $(222,000) for the three months ended September 30, 2006. There is a change in income (loss) from operations of $771,000 to $8,000 for the three months ended September 30, 2007 from $(763,000) for the three months ended September 30, 2006. That decrease is primarily due to the decrease in impairment loss of $568,000. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. In addition, the write off of advances to Local Limited Partnerships decreased by $175,000 for the three months ended September 30, 2007. No advances to Local Limited Partnerships were written of during the three months ended September 30, 2007. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary but fully reserved for them in the same quarter. The legal and accounting fees decreased by $12,000 for the three months ended September 30, 2007 compared to the fees for the three month ended September 30, 2006 due to the timing of when the accounting work is performed. There was a decrease in equity in income (losses) of Local Limited Partnerships of $(567,000) to $(26,000) for the three months ended September 30, 2007 from $541,000 for the three months ended September 30, 2006 due to the forgiveness of debt income recognized by a Local Limited Partnership, Patten Towers II, L.P., during the three months ended September 30, 2006. The reporting fees and distribution income increased by $12,000 and $1,000, respectively due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow allows for the payment.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006 The Partnership's net loss for the six months ended September 30, 2007 was $(605,000), reflecting a decrease of approximately $716,000 from the net loss of $(1,321,000) for the six months ended September 30, 2006. There was a decrease in loss from operations of $1,857,000 to $(545,000) for the six months ended September 30, 2007 from $(2,402,000) for the six months ended September 30, 2006. That decrease is primarily due to the decrease in impairment loss of $1,230,000. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. In addition, the write off of advances to Local Limited Partnerships decreased by $597,000 for the six months ended September 30, 2007. No advances to Local Limited Partnerships were written off during the six months ended September 30, 2007. A few Local Limited Partnerships were experiencing some operational issues and the Partnership advanced the funds that were necessary but fully reserved for them in the same quarter. The legal and accounting fees decreased by $12,000 for the six months ended September 30, 2007 compared to the fees for the six month ended September30, 2006 due to the timing of when the work is performed. There was a decrease in equity in income (losses) of Local Limited Partnerships of $(1,141,000) to $(60,000) for the six months ended September 30, 2007 from $1,081,000 for the six months ended September 30, 2006 due to the forgiveness of debt income recognized b a Local Limited Partnership Patten Towers II, L.P., during the six months ended September 30, 2006. The reporting fees and distribution income increased by $10,000 and $1,000, respectively due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow allows for the payment.

CAPITAL RESOURCES AND LIQUIDITY

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006 Net cash provided during the three months ended June 30, 2007 was $0, compared to net cash used during the three months ended June 30, 2006 of $(20,000), reflecting a change of $(20,000). The net effect of the advances from the General Partner and advances made to the Local Limited Partnership was $2,000 for the three months ended June 30, 2007 compared to $(18,000) for the three months ended June 30, 2006. The advances were due to several Local Limited Partnerships experiencing cash flow issues.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2006 Net cash provided during the six months ended September 30, 2007 was $25,000, compared to net cash provided during the six months ended September 30, 2006 of $9,000, reflecting a change of $16,000. The net effect of the advances from the General Partner and advances made to the Local Limited Partnership was $(13,000) for the six months ended September 30, 2007 compared to $(1,000) for the six months ended September 30, 2006. The advances were due to several Local Limited Partnerships experiencing cash flow issues. The Partnership collected $12,000 in distributions for the six months ended September 30, 2007 compared to $16,000 for the six months ended September 30, 2006 which contributed to the increase in net cash provided by investing activities.

Advances to one Local Limited Partnership, Cascade Pines, L.P., II ("Cascade Pines") totaled $1,155,728. In prior years, the Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues. When Cascade Pines was sold there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership were forgiven. The cancellation of that debt is considered a capital contribution by the General Partner and as such it was reflected in the statement of partners' equity (deficit) in the Form 10-K for the year ended March 31, 2007.

During the three and six months ended June 30, 2006 and September 30, 2006, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $14,000 and $34,000, respectively. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2007, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      NOT APPLICABLE

ITEM 4T. CONTROLS AND PROCEDURES

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

(b)   CHANGES IN INTERNAL CONTROLS
      ----------------------------

      There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2007 and September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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