Form 10-Q
period 2007-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-10-06
CIK 943904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2007

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

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets
          As of December 31, 2007 and March 31, 2007...........................3

  Statements of Operations
          For the Three and Nine Months Ended December 31, 2007 and 2006.......4

  Statement of Partners' Equity (Deficit)
          For the Nine Months Ended December 31, 2007 .........................5

  Statements of Cash Flows
          For the Nine Months Ended December 31, 2007 and 2006.................6

  Notes to Financial Statements................................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................16

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........17

  Item 4T. Controls and Procedures  ..........................................17

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................18

  Item 1A. Risk Factors.......................................................18

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........18

  Item 3. Defaults Upon Senior Securities.....................................18

  Item 4. Submission of Matters to a Vote of Security Holders.................18

  Item 5. Other Information...................................................18

  Item 6. Exhibits............................................................18

  Signatures..................................................................20


                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                   (A California Limited Partnership)

                                             BALANCE SHEETS
                                              (UNAUDITED)

                                                                 DECEMBER 31,
                                                                     2007            MARCH 31, 2007
                                                              ------------------   ------------------
ASSETS

Cash                                                          $           82,854   $           46,994
Investments in Local Limited Partnerships, net
  (Note 2)                                                             1,264,878            1,912,366
                                                              ------------------   ------------------

Total Assets                                                  $        1,347,732   $        1,959,360
                                                              ==================   ==================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued expenses                                            $            4,000   $            4,000
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                            1,765,145            1,738,278
                                                              ------------------   ------------------

Total Liabilities                                                      1,769,145            1,742,278
                                                              ------------------   ------------------

Partners' equity (deficit):
  General Partner                                                        964,465              970,850
  Limited Partners (25,000 Partnership Units authorized;
    18,000 Partnership Units issued and outstanding)                  (1,385,878)            (753,768)
                                                              ------------------   ------------------

         Total Partners' Equity (Deficit)                               (421,413)             217,082
                                                              ------------------   ------------------
               Total Liabilities and Partners' Equity         $        1,347,732   $        1,959,360
                                                              ==================   ==================


                             See accompanying notes to financial statements


                                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                      (A California Limited Partnership)

                                           STATEMENTS OF OPERATIONS

                     FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                                  (UNAUDITED)


                                                      2007                                2006
                                         -------------------------------     -------------------------------
                                             THREE            NINE               THREE            NINE
                                             MONTHS           MONTHS             MONTHS           MONTHS
                                         --------------   --------------     --------------   --------------

Reporting fees                           $            -   $       31,608     $            -   $       21,350
Distribution income                                   -            1,153                  -                -
Miscellaneous income                             11,814           11,814                  -                -
                                         --------------   --------------     --------------   --------------
    Total operating income                       11,814           44,575                  -           21,350
                                         --------------   --------------     --------------   --------------

Operating expenses:
  Amortization (Note 2)                           3,358           10,195              4,050           12,150
  Asset management fees (Note 3)                 12,375           37,125             12,375           37,125
  Impairment loss (Note 2)                        1,867          539,334            569,462        2,336,855
  Legal and accounting fees                           -            6,867                108           19,408
  Write off of advances to Local
    Limited Partnerships (Note 4)                     -                -            132,137          729,552
  Other                                           1,676            3,631                839            7,470
                                         --------------   --------------     --------------   --------------

    Total operating expenses                     19,276          597,152            718,971        3,142,560
                                         --------------   --------------     --------------   --------------

Loss from operations                             (7,462)        (552,577)          (718,971)      (3,121,210)

Equity in income (losses) of Local
 Limited Partnerships (Note 2)                  (26,141)         (86,010)           540,637        1,621,911

Interest income                                       3               92                 36               98
                                         --------------   --------------     --------------   --------------

Net loss                                 $      (33,600)  $     (638,495)    $     (178,298)  $   (1,499,201)
                                         ==============   ==============     ==============   ==============

Net loss allocated to:

  General Partner                        $         (336)  $       (6,385)    $       (1,783)         (14,992)
                                         ==============   ==============     ==============   ==============

  Limited Partners                       $      (33,264)  $     (632,110)    $     (176,515)  $   (1,484,209)
                                         ==============   ==============     ==============   ==============

Net loss per

  Partnerships Unit                      $           (2)  $          (35)    $          (10)  $          (82)
                                         ==============   ==============     ==============   ==============

Outstanding weighted
  Partnership Units                              18,000           18,000             18,000           18,000
                                         ==============   ==============     ==============   ==============

                                See accompanying notes to financial statements


                                WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                     (A California Limited Partnership)

                                   STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                                 FOR THE NINE MONTHS ENDED DECEMBER 31, 2007
                                                 (UNAUDITED)


                                                           GENERAL           LIMITED
                                                           PARTNER           PARTNERS          TOTAL
                                                       ---------------   ---------------   ---------------

Partners' equity (deficit) at March 31, 2007           $       970,850   $      (753,768)  $       217,082

Net loss                                                       (6,385)          (632,110)         (638,495)
                                                       ---------------   ---------------   ---------------

Partners' equity (deficit) at December 31, 2007        $       964,465   $    (1,385,878)  $      (421,413)
                                                       ===============   ===============   ===============




                               See accompanying notes to financial statements


                                WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                     (A California Limited Partnership)

                                          STATEMENTS OF CASH FLOWS

                            FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                                 (UNAUDITED)


                                                                            2007                2006
                                                                      ----------------    ----------------
Cash flows from operating activities:
  Net loss                                                            $       (638,495)   $     (1,499,201)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                            10,195              12,150
        Equity in losses (income) of Local Limited Partnerships                 86,010          (1,621,911)
        Impairment loss                                                        539,334           2,336,855
        Advances made to Local Limited Partnerships                            (20,000)           (729,552)
        Repayment of advances made to Local Limited Partnerships                20,000
        Write off of advances made to Local Limited Partnerships                     -             729,552
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                       26,867             761,135
                                                                      ----------------    ----------------
        Net cash provided by (used in) in operating activities                  23,911             (10,972)
                                                                      ----------------    ----------------

Cash flow provided by investing activities:
  Distributions received from Local Limited Partnerships                        11,949              15,549
                                                                      ----------------    ----------------
Net cash provided by investing activities                                       11,949              15,549
                                                                      ----------------    ----------------

Net increase in cash                                                            35,860               4,577

Cash, beginning of period                                                       46,994              23,160
                                                                      ----------------    ----------------

Cash, end of period                                                   $         82,854    $         27,737
                                                                      ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

    Taxes paid                                                        $              -    $              -
                                                                      ================    ================

                               See accompanying notes to financial statements

                                                     6

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

GENERAL
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

EXIT STRATEGY
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2007, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner at its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007. As of December 31, 2007, one Housing Complex had been sold, Cascade Pines, L.P. II. Subsequent to December 31, 2007 one additional Housing Complex, Patten Towers, L.P. II, had been identified for disposition.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

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

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2007 and 2006 have been recorded by the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2007, thirteen investment accounts in Local Limited Partnerships had reached a zero balance.

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

CASH AND CASH EQUIVALENTS
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2007, the Partnership had no cash equivalents.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

AMORTIZATION
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the nine months ended December 31, 2007 and 2006 was $10,195 and $12,150, respectively.

IMPAIRMENT
----------

A loss in value of a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of December 31, 2007, the Partnership has acquired limited partnership interests in 16 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 744 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one for the investments in which it is entitled to 49.49% of such amount.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $539,334 and $2,336,855, during the nine months ended December 31, 2007 and 2006, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   FOR THE NINE           FOR THE YEAR
                                                                   MONTHS ENDED              ENDED
                                                                DECEMBER 31, 2007        MARCH 31, 2007
                                                              ---------------------    ------------------
     Investments per balance sheet, beginning of period       $           1,912,366    $        2,735,652
     Impairment loss                                                       (539,334)           (2,336,855)
     Distributions received from Local Limited Partnerships                 (11,949)              (16,134)
     Equity in income (losses) of Local Limited
     Partnerships                                                           (86,010)            1,545,903
     Amortization of capitalized acquisition fees and
     costs                                                                  (10,195)              (16,200)
                                                              ---------------------    ------------------
     Investments per balance sheet, end of period             $           1,264,878    $        1,912,366
                                                              =====================    ==================


                                                                FOR THE NINE MONTHS       FOR THE YEAR
                                                                         ENDED                  ENDED
                                                                DECEMBER 31, 2007        MARCH 31, 2007
                                                               ---------------------   --------------------
Investments in Local Limited Partnerships, net                 $             992,918   $          1,622,624
Acquisition fees and costs, net of accumulated
amortization of $1,049,335 and $1,031,553                                    271,960                289,742
                                                               ---------------------   --------------------
Investments per balance sheet, end of period                   $           1,264,878   $          1,912,366
                                                               =====================   ====================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                            COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                              2007                    2006
                                                      --------------------    --------------------
   Revenues                                           $          4,063,000    $          6,186,000
                                                      --------------------    --------------------
   Expenses:
     Interest expense                                              598,000                 575,000
     Depreciation and amortization                                 947,000               1,286,000
     Operating expenses                                          2,869,000               3,311,000
                                                      --------------------    --------------------
   Total expenses                                                4,414,000               5,172,000
                                                      --------------------    --------------------

   Net income (loss)                                  $           (351,000)   $          1,014,000
                                                      ====================    ====================
   Net income (loss) allocable to the Partnership     $           (361,000)   $            998,000
                                                      ====================    ====================
   Net income (loss) recorded by the Partnership      $            (86,000)   $          1,622,000
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

TROUBLED HOUSING COMPLEXES
--------------------------

One Local Limited Partnership, Patten Towers, L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program ("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers has requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Patten Towers is currently listed for sale with a national brokerage firm. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which approximated $15,620 at December 31, 2007. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

      (a) Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,200,785. Accumulated amortization of these capitalized costs was $928,824 and $911,043 as of December 31, 2007 and March 31, 2007, respectively.

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

      (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $37,125 were incurred during each of the nine months ended December 31, 2007 and 2006. The Partnership paid the General Partner or its affiliates $0 of those fees during the nine months ended December 31, 2007 and 2006.

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

      (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the nine months ended December 31, 2007 and 2006.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                  DECEMBER 31,      MARCH 31,
                                                      2007            2007
                                                 --------------  --------------

  Asset management fee payable                   $      361,250  $      324,125
  Expenses paid by the General Partners or
     an affiliates on behalf of the Partnership         172,245         162,503
  Advances made to the Partnership from the
   General Partner or affiliates                      1,231,650       1,251,650
                                                 --------------  --------------
  Total                                          $    1,765,145  $    1,738,278
                                                 ==============  ==============

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 4 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

During the nine months ended December 31, 2007, the Partnership advanced approximately $20,000 to one of the Local Limited Partnerships in which the Partnership is a limited partner. The Local Limited Partnership has experienced operational issues. As of December 31, 2007, total advances made to Local Limited Partnerships were $1,449,417 in which $1,449,417 was reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded. The advances were made in the quarterly period ended September 30, 2007.

NOTE 5-SUBSEQUENT EVENTS
------------------------

Subsequent to December 31, 2007, in December 2008 the Partnership was relieved of debt owed to the General Partner totaling $1,432,427. The Partnership had received cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the properties with their operational issues. The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded, by the Partnership as a capital contribution from the General Partner.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2007 and 2006 and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at December 31, 2007 consisted of $83,000 in cash and aggregate investments in the sixteen Local Limited Partnerships of $1,265,000. Liabilities at December 31, 2007 consisted of $1,765,000 of accrued fees and expenses due to the General Partner and affiliates and $4,000 in accrued expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006 The Partnership's net loss for the three months ended December 31, 2007 was $(34,000), reflecting a decrease of approximately $144,000 from the net loss of $(178,000) for the three months ended December 31, 2006. There is a decrease in loss from operations of $712,000 to $(7,000) for the three months ended December 31, 2007 from $(719,000) for the three months ended December 31, 2006. That decrease is primarily due to the decrease in impairment loss of $568,000. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. In addition, there was a decrease of $132,000 in write off of advances to Local Limited Partnerships for the three months ended December 31, 2007 due to an advance being made during the three months ended December 31, 2007 and reserved for in the same quarter compared to no advance made and reserved in the three months ended December 31, 2006. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. The miscellaneous income increased by $12,000. There was a decrease in equity in income (losses) of Local Limited Partnerships of $(567,000) to $(26,000) for the three months ended December 31, 2007 from $541,000 for the three months ended December 31, 2006 due to the forgiveness of debt income recognized by a Local Limited Partnership, Patten Towers II, L.P., during the three months ended December 31, 2006.

NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2006 The Partnership's net loss for the nine months ended December 31, 2007 was $(638,000), reflecting a decrease of approximately $861,000 from the net loss of $(1,499,000) for the nine months ended December 31, 2006. There is a decrease in loss from operations of $2,568,000 to $(553,000) for the nine months ended December 31, 2007 from $(3,121,000) for the nine months ended December 31, 2006. That decrease is primarily due to the decrease in impairment loss of $1,798,000.

The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. In addition, the write off of advances to Local Limited Partnerships decreased by $730,000 from $730,000 for the nine months ended December 31, 2006. No advances to Local Limited Partnerships were written off during the nine months ended December 31, 2007. A few Local Limited Partnerships were experiencing some operational issues and the Partnership advanced the funds that were necessary. The amortization decreased by $2,000 due to the acquisition costs and fees associated with those Local Limited Partnerships that reached below zero being were written off, thereby reducing amortization expense. The legal and accounting fees decreased by $13,000 for the nine months ended December 31, 2007 compared to the fees for the nine month ended December 31, 2006 due to the timing of when the accounting work is performed. The reporting fees and distribution income increased by $10,000 and $1,000, respectively, due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow allows for the payment. There was an increase in miscellaneous income of $12,000. There was a decrease in equity in income (losses) of Local Limited Partnerships of $(1,708,000) to $(86,000) for the nine months ended December 31, 2007 from $1,622,000 for the nine months ended December 31, 2006 due to the forgiveness of debt income recognized by a Local Limited Partnership, Patten Towers II, L.P., during the nine months ended December 31, 2006.

CAPITAL RESOURCES AND LIQUIDITY

NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2006 Net cash provided during the nine months ended December 31, 2007 was $36,000, compared to net cash provided during the nine months ended December 31, 2006 of $5,000, reflecting a change of $31,000. During the three months ended December 31, 2007, the Partnerships made an advance to a Local Limited Partnership of $(20,000) compared to $(730,000) paid advances made to Local Limited Partnerships during the nine months ended December 31, 2006. The advances were due to several Local Limited Partnerships experiencing cash flow issues. Of the advances that were made to the troubled Local Limited Partnerships for the nine months ended December 31, 2006 $724,000 of those funds were advanced to the Partnership from the General Partner or an affiliate. The $20,000 that was advanced in the nine months ended December 31, 2007 was repaid to the Partnership. The Partnership collected $12,000 in distributions for the nine months ended December 31, 2007 compared to $16,000 for the nine months ended December 31, 2006, which was a net decrease in cash of $(4,000). The reporting fees increased by $10,000, distribution income increased by $1,000 and the miscellaneous income increased by $12,000. During the nine months ended December 31, 2007 the Partnership paid third party invoices in the amount of $(11,000).

During the nine months ended December 31, 2006, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $27,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2007, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

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

(b)   CHANGES IN INTERNAL CONTROLS
      ----------------------------

      There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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