Form 10-K
period 2008-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-11-25
CIK 943904

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

|X|  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2008

                                       OR

| |  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-21895


                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
             (Exact name of registrant as specified in its charter)

         California                                     33-6163848
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)


       17782 Sky Park Circle                            92614-6404
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

Pursuant to a registration statement filed with the Securities and Exchange Commission on July 26, 1995, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering on January 21, 1996 a total of 18,000 Partnership Units representing $17,558,985 had been sold. Holders of Partnership Units are referred to herein as "Limited Partner".

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,560 Partnership Units, which represents 25.3% of the Partnership Units outstanding for the Partnership. Sempra Energy Financial invested $4,282,600. A discount of $277,400 was allowed due to a volume discount. On July 1, 2006 Sempra Energy Financial transferred their 4,560 Partnership Units to Sempra Section 42, LLC. See Item 12(b) in this 10-K. Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 Partnership Units, which represent 5.9% of the Units outstanding for the Partnership. Western Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount. See Item 12(b) in this 10-K.

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

The Partnership originally invested in eighteen Local Limited Partnerships, two of which had been sold or otherwise disposed of as of March 31, 2008. Each of these Local Limited Partnerships owns or owned a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

The following table reflects the 15-year compliance period of the sixteen Housing Complexes:

                Expiration Date for 15-year compliance period
                                                                15-year
              Local Limited Partnership Name                Expiration Date
------------------------------------------------------------------------------

Alliance Apartments I Limited Partnership                                2010
Blessed Rock of El Monte                                                 2012
Broadway Apartments, Limited Partnership                                 2013
Curtis Associates I, L.P.                                                2012
Escatawpa Village Associates, Limited Partnership                        2011
Hastings Apartments I, Limited Partnership                               2011
Heritage Apartments I, L.P.                                              2012
Hillcrest Associates, A Limited Partnership                              2011
Patten Towers, L.P. II                                                   2011
Prairieland Properties of Syracuse II, L.P.                              2012
Raymond S. King Apartments Limited Partnership                           2012
Rosedale Limited Partnership                                             2011
Shepherd South Apartments I, Ltd.                                        2010
Solomon Associates I, L.P.                                               2012
Talladega County Housing Ltd.                                            2011
The Willows Apartments, L.P.                                             2011

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008. As of March 31, 2008 none of the Housing Complexes had completed the 15 year compliance period.

During the prior year ended March, 31, 2007 the partnership sold the Housing Complex of one Local Limited Partnership, Cascade Pines II, L.P. ("Cascade Pines") and the Local Limited Partnership was subsequently dissolved. Cascade

Pines had not completed its 15-year compliance period. The Partnership did not purchase a recapture bond since the cost of the bond was equal to the amount of Low Income Housing Tax Credits at risk for recapture. The Partnership retained a cash balance to cover any recapture. The Housing Complex was sold for the same amount as the outstanding mortgage owing. The net investment balance in this Local Limited Partnership was zero. Since there was no distribution of cash there was no gain or loss for the Partnership. The disposition was due to this Local Limited Partnership experiencing operational and cash flow issues. As of March 31, 2007 the Partnership had advanced approximately $1,155,728 to this Local Limited Partnership which was not recovered and the advances were written off as bad debt.

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

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program
("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Patten Towers is currently listed for sale with a national brokerage firm. The Partnership does not anticipate any proceeds from the sale. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits.

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

     Fluctuating economic conditions can reduce the value of real estate. The Partnership's principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2008 and 2007, the

Partnership had reduced the carrying amount to $0 with respect to fourteen and eleven, respectively, of its investments.

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

     A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2008, 2007 and 2006, impairment expense related to investments in Local Limited Partnerships was $559,408, $2,336,855 and $1,058,869, respectively.

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

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership's ability to realize its investment objectives.

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

(d)  Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations.. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

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

     The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $49,500 for each of the years ended March 31 2008, 2007 and 2006, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $49,500 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

     Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the sixteen Housing Complexes as of the dates or for the periods indicated:


                                                          -------------------------------- -----------------------------------------
                                                                 As of March 31, 2008                  As of December 31, 2007
                                                          -------------------------------- -----------------------------------------
                                                            Partnership's
                                                               Total                                    Estimated        Mortgage
                                                            Investment in    Amount of                Aggregate Low     Balances of
  Local Limited                                             Local Limited    Investment     Number    Income Housing   Local Limited
Partnership Name    Location       General Partner Name      Partnerships   Paid to Date   of Units   Tax Credits(1)   Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Alliance Apts.      Alliance,     Retro Development, Inc.   $    604,000    $    604,000      19      $    363,000      $    323,000
I L.P.              Nebraska

Blessed Rock of     El Monte,     Everland, Inc.               2,511,000       2,511,000     137         8,899,000         3,444,000
El Monte            California

Broadway Apts.,     Hobbs, New    Trianon - Broadway, LLC,     2,029,000       2,029,000      78         2,335,000         1,210,000
L.P.                Mexico        a New Mexico Limited
                                  Liability Company

Curtis Assoc. I,    Curtis,       Joseph A. Shepard and           88,000          88,000      12           156,000           412,000
L.P.                Nebraska      Kenneth M. Vitor

Escatawpa Village   Escatawpa,    Clifford E. Olsen              249,000         249,000      32           458,000           869,000
Assoc., L.P.        Mississippi

Hastings Apts.      Hastings,     Retro Development, Inc.        542,000         542,000      18         1,005,000           148,000
I, L.P.             Nebraska      of Oklahoma and Most
                                  Worshipful Prince Hall
                                  Grand Lodge

Heritage Apts.      Berkeley,     Joseph A. Shepard and          752,000         752,000      30         1,333,000           641,000
I, L.P.             Missouri      Kenneth M. Vitor

Hillcrest Assoc.    Ontario,      Riley J. Hill                  354,000         354,000      28           683,000         1,261,000
A L.P.              Oregon

Patten Towers,      Chattanooga,  Patten Towers Partners,      2,154,000       2,154,000     221         3,938,000         4,283,000
L.P. II (2)         Tennessee     LLC

Prairieland         Syracuse,     Kenneth M. Vitor                85,000          85,000       8           152,000           304,000
Properties of       Kansas
Syracuse II,
L.P.


                                                          -------------------------------- -----------------------------------------
                                                                 As of March 31, 2008                  As of December 31, 2007
                                                          -------------------------------- -----------------------------------------
                                                            Partnership's
                                                               Total                                    Estimated        Mortgage
                                                            Investment in    Amount of                Aggregate Low     Balances of
  Local Limited                                             Local Limited    Investment     Number    Income Housing   Local Limited
Partnership Name    Location       General Partner Name      Partnerships   Paid to Date   of Units   Tax Credits(1)   Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Raymond S. King     Greensboro,   Project Homestead, Inc.        437,000         437,000      23           883,000           781,000
Apts. L.P.          N.C.


Rosedale L.P.       Silver City,  Deke Noftsker and ABO          309,000         309,000      32           547,000         1,285,000
                    New Mexico    Corporation

Shepherd South      Shepherd,     Donald W. Sowell               121,000         121,000      24           223,000           536,000
Apts. I, Ltd.       Texas

Solomon Assoc.      Solomon,      Joseph A. Shepard and          138,000         138,000      16           250,000           555,000
I, L.P.             Kansas        Kenneth M. Vitor

Talladega County    Talladega,    Apartment Developers, Inc.     653,000         653,000      30         1,200,000           735,000
Housing Ltd.        Alabama       and Thomas H. Cooksey

The Willows Apts.   Morganton,    John C. Loving, Gordon D.      841,000         841,000      36         1,545,000         1,013,000
L.P.                North         Brown, Jr. and Western    ------------    ------------      --      ------------      ------------
                    Carolina      N.C. Housing
                                  Partnership               $ 11,867,000    $ 11,867,000     744      $ 23,970,000      $ 17,800,000
                                                            ============    ============     ===      ============      ============

     (1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 99% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

     (2)  This Local Limited Partnership is currently listed for sale.


                                     -------------------------------------------------------------------------------
                                                          For the year ended December 31, 2007
                                     -------------------------------------------------------------------------------
                                                                                     Low Income Housing Tax
Local Limited                                                                         Credits Allocated to
Partnership Name                   Rental Income         Net Income (Loss)                 Partnership
--------------------------------------------------------------------------------------------------------------------

Alliance Apartments I L.P.
                                   $     91,000           $     257,000                       99%

Blessed Rock of El Monte                938,000                  37,000                    49.49%

Broadway Apartments, L.P.               395,000                (106,000)                      99%

Curtis Associates I, L.P.                52,000                 (19,000)                      99%

Escatawpa Village Associates,           180,000                 (45,000)                      99%
L.P.

Hastings Apartments I, L.P.              70,000                 154,000                       99%

Heritage Apartments I, L.P.             135,000                 (63,000)                   98.99%

Hillcrest Associates, A L.P.            201,000                 (22,000)                      99%

Patten Towers, L.P. II (1)            1,446,000                (511,000)                      99%

Prairieland Properties of                46,000                  (1,000)                      99%
syracusse II, L.P.

Raymond S. King Apartments L.P.          82,000                 (34,000)                      99%

Rosedale L.P.                           151,000                 (41,000)                      99%

Shepherd South Apartments I, Ltd.       103,000                   7,000                       99%

Solomon Associates I, L.P.               79,000                       -                       99%

Talladega County Housing Ltd.           101,000                 (35,000)                      99%

The Willows Apartments L.P.             148,000                 (47,000)                      99%
                                   ------------           -------------
                                   $  4,218,000           $    (469,000)
                                   ============           =============

(1) This Local Limited Partnership is currently listed for sale.


WNC Housing Tax Credit Fund V, L.P., Series 3

                                                                                       Occupancy Rates
                                                                                      As of December 31,
                                                             -----------------------------------------------------------------------
 Local Limited
Partnership Name    Location       General Partner Name            2007            2006           2005         2004         2003
------------------------------------------------------------------------------------------------------------------------------------

Alliance Apts.      Alliance,     Retro Development, Inc.          100%            100%            95%          79%          95%
I L.P.              Nebraska

Blessed Rock of     El Monte,     Everland, Inc.                    99%            100%           100%         100%         100%
El Monte            California

Broadway Apts.,     Hobbs, New    Trianon - Broadway, LLC,          99%             92%            94%          79%          59%
L.P.                Mexico        a New Mexico Limited
                                  Liability Company

Cascade Pines,      Atlanta,      Urban Residential Management,     N/A             57%            51%          53%          58%
L.P. II (2)         Georgia       Inc., a Georgia Corporation

Curtis Assoc. I,    Curtis,       Joseph A. Shepard and             92%             92%            92%          83%          83%
L.P.                Nebraska      Kenneth M. Vitor

Escatawpa Village   Escatawpa,    Clifford E. Olsen                100%            100%           100%         100%         100%
Assoc., L.P.        Mississippi

Hastings Apts.      Hastings,     Retro Development, Inc.           94%            100%           100%          94%         100%
I, L.P.             Nebraska      of Oklahoma and Most
                                  Worshipful Prince Hall
                                  Grand Lodge

Heritage Apts.      Berkeley,     Joseph A. Shepard and            100%             97%           100%         100%         100%
I, L.P.             Missouri      Kenneth M. Vitor

Hillcrest Assoc.    Ontario,      Riley J. Hill                     96%             96%            86%          79%          89%
A L.P.              Oregon

Patten Towers,      Chattanooga,  Patten Towers Partners,           93%             86%            93%          93%          92%
L.P. II (2)         Tennessee     LLC


WNC Housing Tax Credit Fund V, L.P., Series 3

                                                                                       Occupancy Rates
                                                                                      As of December 31,
                                                             -----------------------------------------------------------------------
 Local Limited
Partnership Name    Location       General Partner Name            2007            2006           2005         2004         2003
------------------------------------------------------------------------------------------------------------------------------------

Prairieland         Syracuse,     Kenneth M. Vitor                 100%            100%           100%         100%          63%
Properties of       Kansas
Syracuse II,
L.P.

Raymond S. King     Greensboro,   Project Homestead, Inc.           96%            100%            78%          57%          91%
Apts. L.P.          N.C.


Rosedale L.P.       Silver City,  Deke Noftsker and ABO             88%             97%            94%          88%          84%
                    New Mexico    Corporation

Shepherd South      Shepherd,     Donald W. Sowell                  92%             92%            92%         100%         100%
Apts. I, Ltd.       Texas

Solomon Assoc.      Solomon,      Joseph A. Shepard and             81%             88%            81%          94%          94%
I, L.P.             Kansas        Kenneth M. Vitor

Talladega County    Talladega,    Apartment Developers, Inc.        90%             97%            87%         100%          93%
Housing Ltd.        Alabama       and Thomas H. Cooksey

The Willows Apts.   Morganton,    John C. Loving, Gordon D.         97%             97%           100%         100%          97%
L.P.                North         Brown, Jr. and Western            ---             ---           ----         ----          ---
                    Carolina      N.C. Housing
                                  Partnership                       95%             94%            80%          79%          80%
                                                                    ===             ===            ===          ===          ===

N/A- The Local Limited Partnership was sold prior to the respective year end.

(1)This Local Limited Partnership is currently listed for sale.

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

b) At March 31, 2008, there were 867 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

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

f) No unregistered securities were sold by the Partnership during the year ended March 31 2008.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                      For the Years Ending March 31,
                                      -----------------------------------------------------------------------------------

                                          2008             2007             2006              2005             2004
                                      -------------   ---------------   --------------   ---------------   --------------

ASSETS
Cash                                  $     83,448    $       46,994    $      23,160    $       28,976    $      22,748
Investments in Local Limited
   Partnerships, net                     1,120,103         1,912,366        2,735,652         4,284,480        5,676,458
                                      -------------   ---------------   --------------   ---------------   --------------

    Total Assets                      $  1,203,551    $    1,959,360    $   2,758,812    $    4,313,456    $   5,699,206
                                      =============   ===============   ==============   ===============   ==============

LIABILITIES
Accrued expenses                      $      4,000    $        4,000    $       4,000    $        4,000    $       4,000
Accrued fees and expenses due to
   General Partner and affiliates        1,781,320         1,738,278        1,514,839           640,631          336,206
                                      -------------   ---------------   --------------   ---------------   --------------

    Total Liabilities                    1,785,320         1,742,278        1,518,839           644,631          340,206

PARTNERS' EQUITY (DEFICIT)                (581,769)          217,082        1,239,973         3,668,825        5,359,000
                                      -------------   ---------------   --------------   ---------------   --------------

   Total Liabilities and
       Partners' Equity (Deficit)     $  1,203,551    $    1,959,360    $   2,758,812    $    4,313,456    $   5,699,206
                                      =============   ===============   ==============   ===============   ===============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                      For the Years Ending March 31,
                                      -----------------------------------------------------------------------------------

                                          2008             2007             2006              2005             2004
                                      -------------   ---------------   --------------   ---------------   --------------

Loss  from  operations
   (Note 1)                           $   (590,333)   $   (3,724,657)   $  (1,973,035)   $     (578,619)   $    (227,907)
Equity in losses of Local
   Limited Partnerships                   (208,618)        1,545,903         (455,938)       (1,111,635)        (934,158)
Interest income                                100               135              121                79              122
                                      -------------   ---------------   --------------   ---------------   --------------
Net loss                              $   (798,851)   $   (2,178,619)   $  (2,428,852)   $   (1,690,175)   $  (1,161,943)
                                      =============   ===============   ==============   ===============   ==============

Net loss allocated to:
   General Partner                    $     (7,989)   $      (21,786)   $     (24,289)   $     (16,902)    $     (11,619)
                                      =============   ===============   ==============   ==============    ==============

   Limited Partners                   $   (790,862)   $   (2,156,833)   $  (2,404,563)   $  (1,673,273)    $  (1,150,324)
                                      =============   ===============    ==============  ==============    ==============

Net loss per Partnership
   Unit                               $     (43.94)   $      (119.82)   $     (133.59)   $      (92.96)    $      (63.91)
                                      =============   ===============   ==============   ==============    ==============

Outstanding weighted
   Partnership Units                        18,000            18,000           18,000           18,000            18,000
                                      =============   ===============   ==============   ==============    ==============

Note 1 - Loss from operations for the years ended March 31, 2008, 2007, 2006, 2005 and 2004 include a charge for impairment losses on investments in Local Limited Partnerships of $559,408, $2,336,855, $1,058,869, $243,888 and $132,387,
respectively. (See Note 2 to the financial statements.)


                                                                      For the Years Ending March 31,
                                      -----------------------------------------------------------------------------------

                                          2008             2007             2006              2005             2004
                                      -------------   ---------------   --------------   --------------    --------------

Net cash provided by
   (used in):

   Operating activities               $     24,504    $     (301,823)   $     (18,401)   $       1,455     $         576
    Investing activities                    11,950            16,134           12,585            4,773             3,824
    Financing activities                         -           309,523                -                -                 -
                                      -------------   ---------------   --------------   --------------    --------------

Net change in cash                          36,454            23,834           (5,816)           6,228             4,400

Cash, beginning of period                   46,994            23,160           28,976           22,748            18,348
                                      -------------   ---------------   --------------   --------------    --------------

Cash, end of period                   $     83,448    $       46,994    $      23,160    $      28,976     $      22,748
                                      =============   ===============   ==============   ==============    ==============

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                          2007             2006             2005              2004              2003
                                      -------------   ---------------   --------------   --------------    --------------

Federal                               $         51    $           91    $         132    $         132     $         132
State                                            -                 -                -                -                 -
                                      -------------   ---------------   ---------------  --------------    --------------

Total                                           51    $           91    $         132    $         132     $         132
                                      =============   ==============    ===============  ==============    ==============

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnershi's risks and uncertainties.

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

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2009, the FASB issued FASB Staff Position 157-2 ("FAS FS 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

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

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 16"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

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

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of Jun 30, 2009 and will not impact the Partnership's financial condition or results of operations.

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

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit Compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

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

Financial Condition

For the year ended March 31, 2008

The Partnership's assets at March 31, 2008 consisted of $83,000 in cash and aggregate investments in 16 Local Limited Partnerships of $1,120,000 (See "Method of Accounting for Investments in Local Limited Partnerships").
Liabilities at March 31, 2008 consisted of $1,781,000 of accrued fees and advances payable to the General Partner and/or its affiliates, (See "Future Contractual Cash Obligations" below) and $4,000 of accrued expenses.

Results of Operations

Year  Ended  March  31,  2008   Compared  to  Year  Ended  March  31,  2007  The
Partnership's net loss for the year ended March 31, 2008 was $(799,000), reflecting a decrease of $1,380,000 from the net loss experienced for the year ended March 31, 2007 of $(2,179,000). That decrease in net loss was largely due to a decrease in equity in income from Local Limited Partnerships of $(1,755,000). For the year ended March 31, 2007 one Local Limited Partnership, Patten Towers, L.P., II had forgiveness of debt income of $2,771,000 and for the year ended March 31, 2008 that Local Limited Partnership had operational losses. The large increase of equity in losses was offset by the decrease in loss from operations which was largely due to a $1,777,000 decrease in impairment loss. The unusually large decrease in impairment loss was due to one Local Limited Partnership, Patten Towers, L.P., II, recognizing forgiveness of debt income of $2,771,000 due to mortgage notes being forgiven for the year ended March 31, 2007. Prior to the year ended March 31, 2007 the Partnership's investment balance in this Local Limited Partnership was zero. The Partnership recorded its share of the forgiveness of debt and performed an impairment analysis which showed that the investment in the Local Limited Partnership was impaired and as such an impairment loss was recorded to bring the investment balance to zero. There was no such forgiveness of debt and related impairment loss for the year ended March 31, 2008. There was also a $1,312,000 decrease in write off of advances to Local Limited Partnerships. During the year ended March 31, 2008 there were no advances made to Local Limited Partnerships compared to advances during the year ended March 31, 2007 of $(1,312,000). The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The accounting and legal expense decreased by $16,000 for the year ended March 31, 2008 compared to the year ended March 31, 2007, due to a timing issue of the accounting work being performed. The other operating expenses decreased by $3,000 and amortization decreased by $4,000 during the year ended March 31, 2008. The decrease in amortization is due to the fact that when a Local Limited Partnership's investment balance reaches zero the remaining net acquisition costs and fees associated with that investment are written off. Reporting fees and distribution income increased by $8,000 and $2,000, respectively, for the year ended March 31, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 The Partnership's net loss for the year ended March 31, 2007 was $(2,179,000), reflecting a decrease of $250,000 from the net loss experienced for the year ended March 31, 2006 of $(2,429,000). That decrease in net loss was largely due to an increase in equity in income from Local Limited Partnerships of $2,002,000, offset by an increase in loss from operations of $(1,752,000). The change in loss from operations is partially due to a $(1,278,000) increase in impairment loss. The increased loss from operations was largely due to an unusually large increase in impairment loss due to one Local Limited Partnership, Patten Towers, L.P., II, recognizing a forgiveness of debt income of $2,771,000 due to mortgage notes being forgiven. Prior to the year ended March 31, 2007 the Partnership's investment balance in this Local Limited Partnership was zero. The Partnership recorded its share of the forgiveness of debt and performed an impairment analysis which showed that the investment in the Local Limited Partnership was impaired and as such an impairment loss was recorded to bring the investment balance to zero. There was also a $(481,000) increase in write off of advances to Local Limited Partnerships. During the year ended March 31, 2007 there were advances for $(1,312,000) made to several Local Limited Partnerships which were reserved for in full as of March 31, 2007 compared to advances during the year ended March 31, 2006 of $(831,000) and fully reserved for in that year. The net difference of the reserves resulted in the increase of $(482,000). The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The accounting and legal expense increased by $(17,000) for the year ended March 31, 2007 compared to the year ended March 31, 2006, due to a timing issue of the accounting work being performed. The other operating expenses decreased by $3,000 and amortization decreased by $5,000 during the year ended March 31, 2007. The decrease in amortization is due to the fact that when a Local Limited Partnership's investment balance reaches zero the remaining net acquisition costs and fees associated with that investment are written off. Reporting fees increased by $17,000 for the year ended March 31, 2007 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007 The net increase in cash during the year ended March 31, 2008 was $36,000 compared to a net increase in cash for the year ended March 31, 2007 of $24,000. The net change of $12,000 was due to the decrease in net cash used in operating activities of $326,000, the decrease in net cash provided by investing activities of $(4,000) and the decrease in net cash provided by financing activities of $(310,000). During the year ended March 31, 2008 the Partnership made no advances to Local Limited Partnerships compared to $1,312,000 that was advanced for the year ended March 31, 2007. That netted to a decrease in cash used for the year ended March 31, 2008 of $1,312,000. The Partnership did not have excessive amounts of cash therefore the change in accrued fees and expenses due to General Partner and affiliates for the year ended March 31, 2007 was $1,070,000 compared to $43,000 during the year ended March 31, 2008. A large portion of the March 31, 2007 amount was advances made to the Partnership by the General Partner or an affiliate that was then advanced to the Local Limited Partnerships that were experiencing operational issues. The Partnership had an increase of $8,000 and $2,000 in reporting fees and distribution income, respectively, received for the year ended March 31, 2008 compared to March 31, 2007. Both the reporting fees and the distributions can vary from year to year depending on the cash flow and operations of the Local Limited Partnerships. Miscellaneous income also increased by $12,000 for the year ended March 31, 2008. The cash provided by investing activities decreased by $(4,000) due to distributions from Local Limited Partnerships decreasing by that amount. The cash provided by financing activities decreased by $(310,000) due to advances made during the year ended March 31, 2007 that were forgiven by the General Partner or an affiliate and converted to contributions by the General Partner. There was no additional forgiveness of debt during the year ended March 31, 2008.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 The net increase in cash during the year ended March 31, 2007 was $24,000 compared to a net decrease in cash for the year ended March 31, 2006 of $(6,000). The net change of $30,000 was due to the increase in net cash used in operating activities of $(283,000), the increase in net cash used in investing activities of $4,000 and the increase in net cash provided by financing activities of $310,000. During the year ended March 31, 2007 the Partnership advanced $1,312,000 to the Local Limited Partnerships compared to $(831,000) that was advanced for the year ended March 31, 2006. That netted to an increase in cash used for the year ended March 31, 2007 of $(481,000). The advances were due to several Local Limited
Partnerships experiencing cash flow issues. The Partnership also received advances of $1,296,000 from the General Partner during the year ended March 31, 2007 to help the operations of Local Limited Partnerships compared to advances of $806,000 received from General Partner during the year ended March 31, 2006, which netted to a net increase of cash received of $490,000. The Partnership had an increase of $17,000 in reporting fees received for the year ended March 31, 2007 compared to March 31, 2006 along with an increase in $4,000 in cash distributions received from Local Limited Partnerships. Both the reporting fees and the distributions can vary from year to year depending on the cash flow and operations of the Local Limited Partnerships.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $43,000, $223,000 and $874,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

Other Matters

The Partnership had a 99% limited partnership investment in Cascade Pines, L.P. II ("Cascade"). Cascade was a defendant in a wrongful death lawsuit and related injury lawsuit. Cascade carries general liability and extended liability insurance. The wrongful death claim and related injury lawsuit was settled, released and dismissed. Liability insurance covered the settlement. Due to continued operating deficits, an associate of WNC, Shelter Resource Corporation
(SRC) became the managing general partner of Cascade in November 2003. Operations improved until late 2004 when the Atlanta Housing Authority ceased all rental assistance contracts with Cascade thereby causing irreversible operating problems. In January 2005 Cascade filed for and was granted bankruptcy protection. In January 2007 Cascade successfully sold the apartment community with the approval of the bankruptcy court. The property was sold to an investor that was going to rent the affordable apartment units to market rate tenants thereby creating an event of recapture for the Partnership as the limited partner of Cascade.

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

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program
("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Patten Towers is currently listed for sale with a national brokerage firm. The Partnership does not anticipate any proceeds from the sale. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each. If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 and $117,280, at March 31, 2008 and 2007, respectively. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

Partnership's Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2008:

                                2009         2010          2011           2012         2013       Thereafter      Total

                            -----------   -----------   -----------   -----------   -----------   -----------   -----------

Asset management fees(1)    $   423,125   $    49,500   $    49,500   $    49,500   $    49,500   $ 1,831,500   $ 2,452,625
                            -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total contractual cash
   obligations              $   423,125   $    49,500   $    49,500   $    49,500   $    49,500   $ 1,831,500   $ 2,452,625
                            ===========   ===========   ===========   ===========   ===========   ===========   ===========

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2008 have been included in the 2009 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the Partnership) as of March 31, 2008 and 2007, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2008. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statement of one local limited partnership for which investments represent $0 and $0, of the total Partnership assets as of March 31, 2008 and 2007, respectively, and $0, $0 and $(264,638) of the total Partnership loss for the years ended March 31, 2008, 2007 and 2006, respectively. That statement was audited by another auditor, whose report was furnished to us, and our opinion, insofar as it relates to that local limited partnership, is based solely on the report of the other auditor.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
November 20, 2009

                                  Reznick Group, P.C.       Tel: (301) 652-9100
                                  7700 Old Georgetown Road  Fax: (301) 652-1848
                                  Suite 400                 www.reznickgroup.com
                                  Bethesda, MD 20814-6224


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Blessed Rock of El Monte

         We have audited the accompanying balance sheet of Blessed Rock of El Monte (a California Limited Partnership) as of December 31, 2007, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blessed Rock of El Monte as of December 31, 2007, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.






   Atlanta o Austin o Baltimore o Bethesda o Birmingham o Charlotte o Chicago
                    Los Angeles o Sacramento o Tysons Corner

         As discussed more fully in note 8 of the financial statements, certain errors resulting principally in the overstatement of depreciation and amortization due to misallocation of building, deferred fees and organization cost, in prior years, were discovered by management of the Partnership during the current year. Accordingly, adjustments have been made to partners' equity (deficit) as of January 1, 2007, to correct the errors.



                                                     /s/ Reznick Group, P.C.
                                                     -----------------------

Skokie, Illinois                                  Taxpayer Identification Number
December 17, 2008                                          52-1088612


Lead Auditor: Jeff Dowd

                       Pailet, Meunier and LeBlank, L.L.P.
                          Certified Public Accountants
                             Management Consultants



                          INDEPENDENT AUDITOR'S REPORT

To the Partners
BROADWAY APARTMENTS, L.P.
Roswell, New Mexico


We have audited the accompanying balance sheets of BROADWAY APARTMENTS, L.P., as of December 31, 2007 and 2006 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROADWAY APARTMENTS, L.P. as of December 31, 2007 and 2006 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/Pailet, Meunier and LeBlank, L.L.P.
--------------------------------------

Metairie, Louisiana
April 14, 2008





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

                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                  (A California Limited Partnership)

                                                            BALANCE SHEETS


                                                                                       March 31,
                                                                           -----------------------------------

                                                                               2008               2007
                                                                           --------------     -------------

ASSETS
Cash                                                                       $       83,448     $      46,994
Investments in Local Limited Partnerships, net (Notes 2 and 3)                  1,120,103         1,912,366
                                                                           --------------     -------------

    Total Assets                                                           $    1,203,551     $   1,959,360
                                                                           ==============     =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued expenses                                                        $        4,000     $       4,000
   Accrued fees and advances due to General Partner and
     affiliate (Note 3)                                                         1,781,320         1,738,278
                                                                           --------------     -------------

     Total Liabilities                                                          1,785,320         1,742,278
                                                                           --------------     -------------

Partners' equity (deficit)
   General Partner                                                                962,861           970,850
   Limited Partners (25,000 Partnership Units
     authorized;18,000 Partnership Units issued and
     outstanding)                                                              (1,544,630)         (753,768)
                                                                           --------------     -------------

     Total Partners' Equity (Deficit)                                            (581,769)          217,082
                                                                           --------------     -------------

      Total Liabilities and Partners' Equity (Deficit)                     $    1,203,551     $   1,959,360
                                                                           ==============     =============



                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                                              For the Years Ended March 31,
                                               -------------------------------------------------------------
                                                   2008                 2007                 2006
                                               --------------     -----------------     ----------------

Reporting fees                                 $      31,608      $         23,350      $         6,000
Distribution income                                    1,738                     -                  168
Miscellaneous income                                  11,814                     -                    -
                                               --------------     -----------------     ----------------

       Total income                                   45,160                23,350                6,168
                                               --------------     -----------------     ----------------

Operating expenses:
   Amortization (Notes 2 and 3)                       12,287                16,200               21,436
   Asset management fees (Note 3)                     49,500                49,500               49,500
   Impairment loss (Note 2)                          559,408             2,336,855            1,058,869
   Accounting and legal fees                           7,538                23,482                6,128
   Write off of advances to Local
     Limited  Partnerships (Note 5)                        -             1,312,135              830,577
   Other                                               6,760                 9,835               12,693
                                               --------------     -----------------     ----------------
     Total operating expenses                        635,493             3,748,007            1,979,203
                                               --------------     -----------------     ----------------

Loss  from operations                               (590,333)           (3,724,657)          (1,973,035)

Equity in income (losses) of Local
   Limited  Partnerships (Note 2)                   (208,618)            1,545,903             (455,938)

Interest income                                          100                   135                  121
                                               --------------     -----------------     ----------------

Net loss                                       $    (798,851)     $     (2,178,619)     $    (2,428,852)
                                               ==============     =================     ================

Net loss allocated to:
   General Partner                             $      (7,989)     $        (21,786)     $       (24,289)
                                               ==============     =================     ================
   Limited Partners                            $    (790,862)     $     (2,156,833)     $    (2,404,563)
                                               ==============     =================     ================

Net loss per Partnership Unit                  $      (43.94)     $        (119.82)             (133.59)
                                               ==============     =================     ================

Outstanding weighted Partnership Units                 18,000               18,000               18,000
                                               ==============     =================     ================


                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                  (A California Limited Partnership)

                                               STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                           For the Years Ended March 31, 2008, 2007 and 2006


                                                               General            Limited              Total
                                                               Partner            Partners
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2005                $    (138,803)     $    3,807,628      $     3,668,825

Net loss                                                          (24,289)         (2,404,563)          (2,428,852)
                                                            --------------     ---------------     ---------------
                                                                 (163,092)          1,403,065            1,239,973
Partners' equity (deficit) at March 31, 2006

Contributions (Note 6)                                          1,155,728                   -            1,155,728

Net loss                                                          (21,786)         (2,156,833)          (2,178,619)
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2007                      970,850            (753,768)             217,082

Net loss                                                           (7,989)           (790,862)            (798,851)
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2008                $     962,861      $   (1,544,630)     $      (581,769)
                                                            ==============     ===============     ===============


                                             WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                                                     For The Years Ended
                                                                          March 31,
                                                      --------------------------------------------------

                                                           2008             2007               2006
                                                      ---------------    ------------      -------------

 Cash flows from operating activities:
   Net loss                                           $     (798,851)    $(2,178,619)      $ (2,428,852)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Amortization                                             12,287          16,200             21,436
     Impairment loss                                         559,408       2,336,855          1,058,869
     Equity in (income) losses of
         Local Limited Partnerships                          208,618      (1,545,903)            455,938
     Advances made to Local Limited Partnerships                   -      (1,312,135)           (830,577)
     Write off of advances made to Local
         Limited Partnerships                                      -       1,312,135             830,577
     Change in accrued fees and expenses due to
         General Partner and affiliates                       43,042       1,069,644             874,208
                                                      ---------------    ------------      -------------

Net cash provided by (used in) operating
   activities                                                 24,504        (301,823)           (18,401)
                                                      ---------------    ------------      -------------

Cash flows from investing activities:
   Distribution from Local Limited Partnerships               11,950          16,134             12,585
                                                      ---------------    ------------      -------------

Net cash provided by investing activities                     11,950          16,134             12,585
                                                      ---------------    ------------      -------------

Cash flows from financing activities:
   Contribution from General Partner                               -         309,523                  -
                                                      ---------------    ------------      -------------

Net cash provided by financing activities                          -         309,523                  -
                                                      ---------------    ------------      -------------

Net increase (decrease) in cash                               36,454          23,834             (5,816)

Cash, beginning of year                                       46,994          23,160             28,976
                                                      ---------------    ------------      -------------

Cash, end of year                                     $       83,448     $    46,994       $     23,160
                                                      ===============    ============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Taxes paid                                         $          800     $       800       $        800
                                                      ===============    ============      =============

NON-CASH FINANCING ACTIVITIES
   Advances made to the Partnership by the
     General Partner in prior years and
       converted to equity                            $            -     $   846,205       $          -
                                                      ===============    ============      =============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Years Ended March 31 2008, 2007 and 2006

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

-------------------------------------------------------------------------------

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnership have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period ("Compliance Period") risks exist for potential recapture of prior Low Income Housing Tax Credits received.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008. As of March 31, 2008, none of the Housing Complexes had completed the Compliance Period.

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

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program
("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby

-------------------------------------------------------------------------------

allowing the property to continue to participate in the housing assistance program. Patten Towers is currently listed for sale with a national brokerage firm. The Partnership does not anticipate any proceeds from the sale. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits.

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

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2008, fourteen investment accounts in Local Limited Partnerships had reached zero.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the year ended March 31 2008, 2007 and 2006 was $12,287, $16,200 and $21,436, respectively. Estimated amortization for the ensuing years through March 31, 2012 is $12,287 annually.

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2008, 2007 and 2006, impairment expense related to investments in Local Limited Partnerships was $559,408, $2,336,855 and $1,058,869, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For each of the years ended March 31, 2008, 2007 and 2006, the acquisition fees and costs written off totaled $104,054, $41,333 and $166,239, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of March 31, 2008 and 2007, the Partnership owned Limited Partnership interests in 16 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 744 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments for which the Partnership is entitled to 49.49% of such amount.

The Partnership's Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2008 and 2007, are approximately $(3,272,000) and $92,000 respectively greater than (less than) the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership's investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's equity in losses of Local Limited Partnerships is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. A loss in value other than a temporary decline is recorded as an impairment loss. For the years ended March 31, 2008, 2007 and 2006 impairment loss related to investments in
Local  Limited   Partnerships   were  $559,408,   $2,336,855   and   $1,058,869,
respectively.

At March 31 2008, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31 2008, 2007 and 2006 amounting to approximately $482,000, $301,000 and $1,247,000, respectively, have not been recognized. As of March 31, 2008, the aggregate share of net losses not recognized by the Partnership amounted to $1,583,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

                                                                     For The Years Ended
                                                                          March 31,
                                                    -------------------------------------------------------

                                                        2008                2007                 2006
                                                    -------------       --------------       --------------

Investments per balance sheet, beginning
   of period                                        $  1,912,366        $   2,735,652        $   4,284,480
Impairment loss                                         (559,408)          (2,336,855)          (1,058,869)
Equity in income (losses) of Local Limited
   Partnerships                                         (208,618)           1,545,903             (455,938)
Amortization of paid acquisition fees and
   costs                                                 (12,287)             (16,200)             (21,436)
Distributions received from Local Limited
   Partnerships                                          (11,950)             (16,134)             (12,585)
                                                    -------------       --------------       --------------

Investment per balance sheet, end of period         $  1,120,103        $   1,912,366        $   2,735,652
                                                    =============       ==============       ==============

                                       42

-------------------------------------------------------------

                                                                                 For the Years
                                                                                Ended March 31,
                                                              ----------------------------------------------------

                                                                   2008               2007              2006
                                                              ---------------    ---------------    --------------

Investments in Local Limited Partnerships, net                $      946,704     $    1,622,624     $   2,388,378
Acquisition fees and costs, net of accumulated
  amortization of $1,147,894, $1,031,553 and $974,021                173,399            289,742           347,274
                                                              ---------------    ---------------    --------------
Investments per balance sheet, end of period                  $    1,120,103     $    1,912,366     $   2,735,652
                                                              ===============    ===============    ==============

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

                                                   COMBINED CONDENSED BALANCE SHEETS
                                                         2007                   2006
                                                  --------------------   --------------------

ASSETS
Buildings and improvements (net of
   accumulated depreciation for 2007 and 2006
   of $14,019,000  and $16,300,000,
   respectively)                                  $        24,735,000    $        31,409,000
Land                                                        2,307,000              2,903,000
Other assets                                                2,719,000              3,215,000
                                                  --------------------   --------------------
   Total assets                                   $        29,761,000    $        37,527,000
                                                  ====================   ====================

LIABILITIES
Mortgage and construction loans payable           $        17,800,000    $        26,953,000
Due to affiliates                                           3,264,000              3,884,000
Other liabilities                                             986,000              1,775,000
                                                  --------------------   --------------------

   Total liabilities                                       22,050,000             32,612,000
                                                  --------------------   --------------------

PARTNERS' CAPITAL
WNC Housing Tax Credit Fund V, L.P.,
   Series 3                                                 4,392,000              1,820,000
Other partners                                              3,319,000              3,095,000
                                                  --------------------   --------------------
   Total partners' equity                                   7,711,000              4,915,000
                                                  --------------------   --------------------
     Total liabilities and partners' equity       $        29,761,000    $        37,527,000
                                                  ====================   ====================

-------------------------------------------------------------

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                       2007             2006             2005
                                                   -------------    -------------   ---------------

Revenues                                           $  5,417,000     $  8,249,000    $    5,317,000
                                                   -------------    -------------   ---------------

Expenses:
    Operating expenses                                3,826,000        4,414,000         5,141,000
    Interest expense                                    797,000          767,000         1,159,000
    Depreciation and amortization                     1,263,000        1,715,000         1,526,000
                                                   -------------    -------------   ---------------

      Total expenses                                  5,886,000        6,896,000         7,826,000
                                                   -------------    -------------   ---------------

Net income (loss)                                  $   (469,000)    $  1,353,000    $   (2,509,000)
                                                   =============    =============   ===============

Net income (loss) allocable to the Partnership     $   (481,000)    $  1,316,000    $    (2,477,000)
                                                   =============    =============   ===============

Net income (loss) recorded by the Partnership      $   (209,000)    $  1,546,000    $     (456,000)
                                                   =============    =============   ===============

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

-------------------------------------------------------------

firm. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each. If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 and $117,280, at March 31, 2008 and 2007, respectively. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

     Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented the Partnership incurred total acquisition fees of $1,200,785, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $1,027,384, and $911,043 as of March 31, 2008 and 2007, respectively, and $104,054, and $41,333 of the related expense was reflected as equity in losses of Local Limited Partnerships during the years ended March 31 2008 and 2007 respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     Reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. At the end of all periods presented, the Partnership incurred acquisition costs of $120,510, which have been included in Investments in Local Limited Partnerships. Accumulated amortization was $120,510 for all periods presented.


     An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $49,500 was incurred during each of the years ended March 31 2008, 2007 and 2006, of which $0 was paid for all three years presented.

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

----------------------------------------------

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the years ended March 31, 2008, 2007 and 2006, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                  March 31,
                                                         -----------------------------
                                                             2008            2007
                                                         -------------   -------------

          Asset management fee payable                   $    373,625    $    324,125
          Expenses paid by the General Partner or an
            affiliate on behalf of the Partnership            176,045         162,503
          Advances made to the Partnership from the
            General Partner or affiliates                   1,231,650       1,251,650
                                                         -------------   -------------

               Total                                     $  1,781,320    $  1,738,278
                                                         =============   =============

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

               2008                        June 30           September 30       December 31           March 31
           -----------                 ---------------     ---------------    ---------------     ---------------

Income                                  $            -      $       33,000     $       12,000      $            -

Operating expenses                            (553,000)            (26,000)           (19,000)            (38,000)

Income (loss) from operations                 (553,000)              7,000             (7,000)            (38,000)

Equity in losses of Local Limited
  Partnerships                                 (34,000)            (26,000)           (26,000)           (123,000)

Net loss                                      (587,000)            (18,000)           (33,000)           (161,000)

Net loss available to Limited
  Partners                                    (581,000)            (18,000)           (33,000)           (159,000)

Net loss per Partnership Unit                      (32)                 (1)                (2)                 (9)

---------------------------------------------------------------


               2007                        June 30           September 30       December 31           March 31
            ---------                  ---------------     ---------------    ---------------     ---------------

Income                                  $        1,000      $       20,000     $           -       $        2,000

Operating expenses                          (1,641,000)           (783,000)          (719,000)           (605,000)

Loss from operations                        (1,640,000)           (763,000)          (719,000)           (603,000)

Equity in income (losses) of
  Local Limited Partnerships                   541,000             541,000            541,000             (77,000)

Net loss                                    (1,099,000)           (222,000)          (178,000)           (680,000)

Net loss available to Limited
  Partners                                  (1,088,000)           (220,000)          (176,000)           (673,000)

Net loss per Partnership Unit                      (60)                (12)               (10)                (37)



               2006                        June 30           September 30       December 31           March 31
             ---------                 ---------------     ---------------    ---------------     ---------------

Income                                  $        2,000      $        1,000     $        2,000      $        1,000

Operating expenses                          (1,095,000)            (26,000)          (288,000)           (570,000)

Loss from operations                        (1,093,000)            (25,000)          (286,000)           (569,000)

Equity in income (losses) of
  Local Limited Partnerships                  (158,000)           (123,000)          (232,000)             57,000

Net loss                                    (1,251,000)           (148,000)          (518,000)           (512,000)

Net loss available to Limited
  Partners                                  (1,239,000)           (147,000)          (513,000)           (506,000)

Net loss per Partnership Unit                      (69)                 (8)               (29)                (28)

NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

As of March 31, 2008 and 2007, the Partnership in total had advanced $1,449,417 to five Local Limited Partnerships, Hasting Apartments I, Alliance Apartments I, Patten Towers L. P. II, Broadway Apartments, L.P. and Raymond S. King Apartments, L.P. All advances were reserved in full in the year they were advanced.

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

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

During the nine months ended December 31, 2008, the Partnership had $39,030 in expenses paid by the General Partner or affiliates on its behalf. The General Partner forgave the debt as it was deemed uncollectible. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners' equity (deficit) in the Partnership's financial statements. Additionally, the Partnership was relieved of debt owed to the General Partner totaling $1,432,824. The Partnership had received cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues. The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)      Disclosure controls and procedures
         -----------------------------------

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

(b)      Management's annual report on internal control over financial reporting
         -----------------------------------------------------------------------

          The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31 2008, 2007 or 2006. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

               (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
               (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership's receipts and expenditures are being made only in accordance with authorization of the management of Associates; and
               (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

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

          Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31 2008. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

(c)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the period ended March 31 2008, that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Wilfred N. Cooper, Sr.         Chairman
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Michael J. Gaber               Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Asset Management
Thomas J. Hollingsworth        Vice President - Asset Management
Gregory S. Hand                Vice President - Acquisitions
Melanie R. Wenk                Vice President - Chief Financial Officer
Kay L. Cooper                  Director of WNC & Associates, Inc.
Jennifer E. Cooper             Director of WNC & Associates, Inc.

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

Thomas J. Riha, age 54, is Senior Vice President - Asset Management and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Melanie R. Wenk, CPA, age 41, is Vice President-Chief Financial Officer of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting, monitoring investment returns for all stabilized WNC institutional funds, and corporate accounting. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

(a)  Compensation for Services

     For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual Asset Management Fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the
     Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $49,500 were incurred during each of the years ended March 31, 2008, 2007 and 2006, of which $0 was paid for each of the years ended March 31, 2008, 2007 and 2006.

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

          The unpaid operating expenses reimbursable to the General Partner or its affiliates were $13,542, $33,317 and $18,806 for the year ended March 31, 2008, 2007 and 2006, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $0 during each of the years ended March 31, 2008, 2007 and 2006.

(c)   Interest in Partnership

          The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $9,113, $16,453 and $23,761 for the years ended December 31, 2007, 2006 and 2005, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2008, 2007 and 2006. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2008, 2007 and 2006.

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

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units for the years ended March 31, 2008 and 2007.

                                          Name and Address of Beneficial     Amount of Units
                 Title of Class                        Owner                    Controlled       Percent of Class
         ------------------------------- ---------------------------------- ------------------- -------------------

          Units of Limited Partnership        Sempra Section 42, LLC           4,560 units            25.3%
                   Interests                      P.O. Box 126943
                                             San Diego, CA 92113-6943

          Units of Limited Partnership    Western Financial Savings Bank       1,068 units             5.9%
                   Interests                        23 Pasteur
                                                 Irvine, CA 92718

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

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                          2008           2007
                                        ----------   -------------

Audit Fees                              $       -    $          -
Audit-related Fees                              -               -
Tax Fees                                    2,755           2,625
All Other Fees                                  -               -
                                        ----------   -------------
TOTAL                                   $   2,755    $      2,625
                                        ==========   =============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)   List of Financial statements included in Part II hereof
         -------------------------------------------------------

          Balance Sheets, March 31, 2008 and 2007
          Statements of Operations for the years ended March 31, 2008, 2007 and 2006
          Statements of Partners' Equity (Deficit) for the years ended March 31, 2008, 2007 and 2006
          Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006
          Notes to Financial Statements

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

99.13 Financial statements of Blessed Rock of El Monte, for the years ended December 31, 2007, 2006, and 2005, together with Independent Auditors' Report thereon; filed as exhibit 99.13 in Form 10-K (filed herewith)

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          ---------------------------------------
          (a)(2) hereof.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                    ---------------------------------------- -------------------------------------------------------
                                               As of March 31, 2008                            As of December 31, 2007
                                    ---------------------------------------- -------------------------------------------------------
                                          Total                         Mortgage
                                      Investment in      Amount of     Balances of            Building
 Local Limited                        Local Limited     Investment    Local Limited             and       Accumulated    Net Book
Partnership Name     Location          Partnerships    Paid to Date    Partnerships   Land    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Alliance Apts. I     Alliance,          $  604,000     $  604,000     $  323,000   $ 148,000  $ 1,401,000  $  480,000    $ 1,069,000
L.P.                 Nebraska

Blessed Rock         El Monte,           2,511,000      2,511,000      3,444,000   1,271,000    8,095,000   2,140,000      7,226,000
of El Monte          California

Broadway Apts.,      Hobbs,              2,029,000      2,029,000      1,210,000      70,000    3,430,000   1,372,000      2,128,000
L.P.                 New Mexico

Curtis Assoc.        Curtis,                88,000         88,000        412,000      10,000      531,000     216,000        325,000
I, L.P.              Nebraska

Escatawpa Village    Escatawpa,            249,000        249,000        869,000      40,000    1,378,000     551,000        867,000
Assoc., L.P.         Mississippi

Hastings Apts.I,     Hastings,             542,000        542,000        148,000      32,000    1,303,000     462,000        873,000
L.P.                 Nebraska

Heritage Apts.       Berkeley,             752,000        752,000        641,000     105,000    1,593,000     616,000      1,082,000
I, L.P.              Missouri

Hillcrest Assoc.     Ontario,              354,000        354,000      1,261,000      96,000    1,605,000     546,000      1,155,000
a L.P.               Oregon

Patten Towers,       Chattanooga,        2,154,000      2,154,000      4,283,000     290,000   11,357,000   4,731,000      6,916,000
L.P. II (I)          Tennessee

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008


                                    ---------------------------------------- -------------------------------------------------------
                                               As of March 31, 2008                            As of December 31, 2007
                                    ---------------------------------------- -------------------------------------------------------
                                          Total                         Mortgage
                                      Investment in      Amount of     Balances of            Building
 Local Limited                        Local Limited     Investment    Local Limited             and       Accumulated    Net Book
Partnership Name     Location          Partnerships    Paid to Date    Partnerships   Land    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Prairieland          Syracuse,              85,000         85,000        304,000      25,000      493,000     203,000       315,000
Properties of        Kansas
Syracuse II, L.P.

Raymond S. King      Greensboro,           437,000        437,000        781,000      10,000    1,090,000     345,000        755,000
Apts. L.P.           North Carolina

Rosedale L.P.        Silver City,          309,000        309,000      1,285,000      44,000    1,728,000     713,000      1,059,000
                     New Mexico

Shepherd South       Shepherd,             121,000        121,000        536,000      12,000      755,000     270,000        497,000
Apts I, Ltd.         Texas

Solomon Assoc.       Solomon,              138,000        138,000        555,000      16,000      719,000     323,000        412,000
I, L.P.              Kansas

Talladega County     Talladega,            653,000        653,000        735,000      62,000    1,447,000     487,000      1,022,000
Housing Ltd.         Alabama

The Willows Apts.    Morganton,            841,000        841,000      1,013,000      76,000    1,829,000     564,000      1,341,000
L.P.                 North Carolina     ----------     ----------     ----------   ---------  -----------  ----------    -----------
                                      $ 11,867,000   $ 11,867,000    $17,800,000 $ 2,307,000  $38,754,000 $14,019,000    $27,042,000
                                      ============   ============    =========== ===========  =========== ===========    ===========

1) This Local Limited Partnership is currently listed for sale.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                         ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 2007
                                         ---------------------------------------------------------------------------------
                                                                                              Year          Estimated
                                                              Net Income                    Investment     Useful Life
Local Limited Partnership Name             Rental Income        (Loss)          Status       Acquired        (Years)
--------------------------------------------------------------------------------------------------------------------------

Alliance Apartments I L.P.                   $   91,000        $  257,000     Completed        1997             40

Blessed Rock of El Monte                        938,000           37,000      Completed        1997             40

Broadway Apartments, L.P.                       395,000         (106,000)     Completed        1997             40

Curtis Associates I, L.P.                        52,000          (19,000)     Completed        1997           27.5

Escatawpa Village Associates, L.P.              180,000          (45,000)     Completed        1997           27.5

Hastings Apartments I, L.P.                      70,000          154,000      Completed        1996             40

Heritage Apartments I, L.P.                     135,000          (63,000)     Completed        1997           27.5

Hillcrest Associates, A L.P.                    201,000          (22,000)     Completed        1997             40

Patten Towers, L.P. II (1)                    1,446,000         (511,000)     Completed        1996           27.5

Prairieland Properties of Syracuse II,           46,000           (1,000)     Completed        1997           27.5
L.P.

Raymond S. King Apartments L.P.                  82,000          (34,000)     Completed        1997             30

Rosedale Limited Partnership                    151,000          (41,000)     Completed        1997             30

Shepherd South Apartments I, Ltd.               103,000            7,000      Completed        1996             40

Solomon Associates I, L.P.                       79,000                -      Completed        1997           27.5

Talladega County Housing Ltd.                   101,000          (35,000)     Completed        1996             40

The Willows Apartments L.P.                     148,000          (47,000)     Completed        1997             40
                                             ----------        ---------
                                             $4,218,000        $(469,000)
                                             ==========        ==========

(1) This Local Limited Partnership is currently listed for sale.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                    ---------------------------------------- -------------------------------------------------------
                                               As of March 31, 2007                            As of December 31, 2006
                                    ---------------------------------------- -------------------------------------------------------
                                          Total                         Mortgage
                                      Investment in      Amount of     Balances of            Building
 Local Limited                        Local Limited     Investment    Local Limited             and       Accumulated    Net Book
Partnership Name     Location          Partnerships    Paid to Date    Partnerships   Land    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Alliance Apts. I     Alliance,          $  604,000     $  604,000     $  594,000   $ 148,000  $ 1,401,000  $  443,000    $ 1,106,000
L.P.                 Nebraska

Blessed Rock         El Monte,           2,511,000      2,511,000      3,494,000   1,271,000    8,085,000   1,933,000      7,423,000
of El Monte          California

Broadway Apts.,      Hobbs,              2,029,000      2,029,000      1,223,000      70,000    3,431,000   1,246,000      2,255,000
L.P.                 New Mexico

Cascade Pines,       Atlanta,                    -              -      8,623,000     600,000    9,417,000   3,506,000      6,511,000
L.P. II (1)          Georgia

Curtis Assoc.        Curtis,                88,000         88,000        414,000      10,000      527,000     194,000        343,000
I, L.P.              Nebraska

Escatawpa Village    Escatawpa,            249,000        249,000        873,000      40,000    1,378,000     501,000        917,000
Assoc., L.P.         Mississippi

Hastings Apts.I,     Hastings,             542,000        542,000        338,000      32,000    1,303,000     423,000        912,000
L.P.                 Nebraska

Heritage Apts.       Berkeley,             752,000        752,000        577,000     105,000    1,592,000     557,000      1,140,000
I, L.P.              Missouri

Hillcrest Assoc.     Ontario,              354,000        354,000      1,261,000      96,000    1,605,000     508,000      1,193,000
a L.P.               Oregon

Patten Towers,       Chattanooga,        2,154,000      2,154,000      4,300,000     290,000   10,970,000   4,331,000      6,929,000
L.P. II (I)          Tennessee

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                    ---------------------------------------- -------------------------------------------------------
                                               As of March 31, 2007                            As of December 31, 2006
                                    ---------------------------------------- -------------------------------------------------------
                                          Total                         Mortgage
                                      Investment in      Amount of     Balances of            Building
 Local Limited                        Local Limited     Investment    Local Limited             and       Accumulated    Net Book
Partnership Name     Location          Partnerships    Paid to Date    Partnerships   Land    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Prairieland          Syracuse,              85,000         85,000        310,000      25,000      490,000     185,000       330,000
Properties of        Kansas
Syracuse II, L.P.

Raymond S. King      Greensboro,           437,000        437,000        782,000      10,000    1,090,000     320,000        780,000
Apts. L.P.           North Carolina

Rosedale L.P.        Silver City,          309,000        309,000      1,290,000      40,000    1,695,000     648,000      1,087,000
                     New Mexico

Shepherd South       Shepherd,             121,000       121,000         542,000      12,000      748,000     250,000        510,000
Apts I, Ltd.         Texas

Solomon Assoc.       Solomon,              138,000       138,000         557,000      16,000      717,000     294,000        439,000
I, L.P.              Kansas

Talladega County     Talladega,            653,000       653,000         747,000      62,000    1,432,000     448,000      1,045,000
Housing Ltd.         Alabama

The Willows Apts.    Morganton,            841,000       841,000       1,028,000      76,000    1,828,000     513,000      1,391,000
L.P.                 North Carolina     ----------     ----------     ----------   ---------  -----------  ----------    -----------
                                      $ 11,867,000   $ 11,867,000    $26,953,000  $2,903,000  $47,709,000 $16,300,000    $34,311,000
                                      ============   ============    =========== ===========  =========== ===========    ===========

(1) The Housing Complex was sold on January 3, 2007 and the Local Limited Partnership was subsequently dissolved.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                         ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 2006
                                         ---------------------------------------------------------------------------------
                                                                                              Year          Estimated
                                                              Net Income                    Investment     Useful Life
Local Limited Partnership Name             Rental Income        (Loss)          Status       Acquired        (Years)
--------------------------------------------------------------------------------------------------------------------------

Alliance Apartments I L.P.                   $   88,000        $  (35,000)    Completed        1997             40

Blessed Rock of El Monte                        872,000            28,000     Completed        1997             40

Broadway Apartments, L.P.                       356,000          (115,000)    Completed        1997             40

Cascade Pines, L.P. II                        1,224,000          (555,000)    Completed        1997             40

Curtis Associates I, L.P.                        52,000           (20,000)    Completed        1997           27.5

Escatawpa Village Associates, L.P.              163,000           (44,000)    Completed        1997           27.5

Hastings Apartments I, L.P.                      74,000            (6,000)    Completed        1996             40

Heritage Apartments I, L.P.                     136,000           (49,000)    Completed        1997           27.5

Hillcrest Associates, A L.P.                    119,000           (23,000)    Completed        1997             40

Patten Towers, L.P. II (1)                    1,360,000         2,301,000*    Completed        1996           27.5

Prairieland Properties of Syracuse II,           49,000             5,000     Completed        1997           27.5
L.P.

Raymond S. King Apartments L.P.                  85,000           (36,000)    Completed        1997             30

Rosedale Limited Partnership                    130,000           (33,000)    Completed        1997             30

Shepherd South Apartments I, Ltd.               125,000             6,000     Completed        1996             40

Solomon Associates I, L.P.                       81,000            (7,000)    Completed        1997           27.5

Talladega County Housing Ltd.                    93,000           (35,000)    Completed        1996             40

The Willows Apartments L.P.                     147,000           (29,000)    Completed        1997             40
                                             ----------        ---------
                                             $5,154,000        $1,353,000
                                             ==========        ==========

(*) The net income includes $2,770,708 of forgiveness of debt.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                    ---------------------------------------- -------------------------------------------------------
                                               As of March 31, 2006                            As of December 31, 2005
                                    ---------------------------------------- -------------------------------------------------------
                                          Total                         Mortgage
                                      Investment in      Amount of     Balances of            Building
 Local Limited                        Local Limited     Investment    Local Limited             and       Accumulated    Net Book
Partnership Name     Location          Partnerships    Paid to Date    Partnerships   Land    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Alliance Apts. I     Alliance,          $  604,000     $  604,000     $  583,000   $ 148,000  $ 1,401,000  $  406,000    $ 1,143,000
L.P.                 Nebraska

Blessed Rock         El Monte,           2,511,000      2,511,000      3,541,000   1,271,000    8,047,000   1,728,000      7,590,000
of El Monte          California

Broadway Apts.,      Hobbs,              2,029,000      2,029,000      1,235,000      70,000    3,431,000   1,120,000      2,381,000
L.P.                 New Mexico

Cascade Pines,       Atlanta,            1,347,000      1,347,000      8,623,000     600,000    8,925,000   3,184,000      6,341,000
L.P. II (1)          Georgia

Curtis Assoc.        Curtis,                88,000         88,000        416,000      10,000      521,000     173,000        358,000
I, L.P.              Nebraska

Escatawpa Village    Escatawpa,            249,000        249,000        877,000      40,000    1,378,000     451,000        967,000
Assoc., L.P.         Mississippi

Hastings Apts.I,     Hastings,             542,000        542,000        495,000      32,000    1,303,000     384,000        951,000
L.P.                 Nebraska

Heritage Apts.       Berkeley,             752,000        752,000        591,000     105,000    1,590,000     498,000      1,197,000
I, L.P.              Missouri

Hillcrest Assoc.     Ontario,              354,000        354,000      1,273,000      96,000    1,605,000     470,000      1,231,000
a L.P.               Oregon

Patten Towers,       Chattanooga,        2,154,000      2,154,000      6,025,000     290,000   10,825,000   3,936,000      7,179,000
L.P. II (I)          Tennessee

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                    ---------------------------------------- -------------------------------------------------------
                                               As of March 31, 2006                            As of December 31, 2005
                                    ---------------------------------------- -------------------------------------------------------
                                          Total                         Mortgage
                                      Investment in      Amount of     Balances of            Building
 Local Limited                        Local Limited     Investment    Local Limited             and       Accumulated    Net Book
Partnership Name     Location          Partnerships    Paid to Date    Partnerships   Land    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Prairieland          Syracuse,              85,000         85,000        315,000      25,000      490,000     167,000       348,000
Properties of        Kansas
Syracuse II, L.P.

Raymond S. King      Greensboro,           437,000        437,000        782,000      10,000    1,090,000     294,000        806,000
Apts. L.P.           North Carolina

Rosedale L.P.        Silver City,          309,000        309,000      1,296,000      40,000    1,707,000     592,000      1,155,000
                     New Mexico

Shepherd South       Shepherd,             121,000        121,000        547,000      12,000      742,000     230,000        524,000
Apts I, Ltd.         Texas

Solomon Assoc.       Solomon,              138,000        138,000        559,000      16,000      714,000     265,000        465,000
I, L.P.              Kansas

Talladega County     Talladega,            653,000        653,000        758,000      62,000    1,431,000     409,000      1,084,000
Housing Ltd.         Alabama

The Willows Apts.    Morganton,            841,000        841,000      1,041,000      76,000    1,829,000     462,000      1,443,000
L.P.                 North Carolina     ----------     ----------     ----------   ---------  -----------  ----------    -----------
                                      $ 13,214,000   $ 13,214,000    $28,957,000  $2,903,000 $47,029,000  $14,769,000    $35,163,000
                                      ============   ============    =========== ===========  =========== ===========    ===========

                                                           66

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                         ---------------------------------------------------------------------------------
                                                               For the year ended December 31, 2005
                                         ---------------------------------------------------------------------------------
                                                                                              Year          Estimated
                                                              Net Income                    Investment     Useful Life
Local Limited Partnership Name             Rental Income        (Loss)          Status       Acquired        (Years)
--------------------------------------------------------------------------------------------------------------------------

Alliance Apartments I L.P.                   $   65,000        $   10,000    Completed        1997             40

Blessed Rock of El Monte                        861,000           (70,000)   Completed        1997             40

Broadway Apartments, L.P.                       341,000          (394,000)   Completed        1997             40

Cascade Pines, L.P. II                        1,181,000        (1,208,000)   Completed        1997             40

Curtis Associates I, L.P.                        39,000           (26,000)   Completed        1997           27.5

Escatawpa Village Associates, L.P.              154,000           (23,000)   Completed        1997           27.5

Hastings Apartments I, L.P.                      73,000           (56,000)   Completed        1996             40

Heritage Apartments I, L.P.                     139,000           (41,000)   Completed        1997           27.5

Hillcrest Associates, A L.P.                    193,000           (16,000)   Completed        1997             40

Patten Towers, L.P. II (1)                    1,436,000          (502,000)   Completed        1996           27.5

Prairieland Properties of Syracuse II,           47,000            (2,000)   Completed        1997           27.5
L.P.

Raymond S. King Apartments L.P.                  61,000           (67,000)   Completed        1997             30

Rosedale Limited Partnership                    145,000           (41,000)   Completed        1997             30

Shepherd South Apartments I, Ltd.               130,000             4,000    Completed        1996             40

Solomon Associates I, L.P.                       60,000           (20,000)   Completed        1997           27.5

Talladega County Housing Ltd.                    95,000           (26,000)   Completed        1996             40

The Willows Apartments L.P.                     140,000           (31,000)   Completed        1997             40
                                             ----------        ----------
                                             $5,160,000       $(2,509,000)
                                             ==========        ==========

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

Date:  November 24, 2009

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

Date:  November 24, 2009



By:    /s/ Melanie R. Wenk
       -------------------
       Melanie R. Wenk
       Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  November 24, 2009



By:    /s/ Wilfred N. Cooper, Sr.
       --------------------------
       Wilfred N. Cooper, Sr.,
       Chairman of the Board of WNC & Associates, Inc.

Date:  November 24, 2009



By:    /s/ Kay L. Cooper
       -----------------
       Kay L. Cooper
       Director of WNC & Associates, Inc.

Date:  November 24, 2009