Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-11-25
CIK 943904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-21895

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

      California                                     33-6163848
    (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

    17782 Sky Park Circle
    Irvine, CA                                       92614-6404
  (Address of principal executive offices)           (Zip Code)

                                 (714) 662-5565
                               (Telephone number)

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

                              INDEX TO FORM 10 - Q

                  For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

             Balance Sheets
                  As of June 30, 2008 and March 31, 2008.......................3

             Statements of Operations
                  For the Three Months Ended June 30, 2008 and 2007............4

             Statement of Partners' Equity (Deficit)
                  For the Three Months Ended June 30, 2008.....................5

             Statements of Cash Flows
                  For the Three Months Ended June 30, 2008 and 2007............6

             Notes to Financial Statements.....................................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................16

         Item 3. Quantitative and Qualitative Disclosures about Market Risks..17

         Item 4T. Controls and Procedures.....................................17

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................18

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.18

         Item 3.  Defaults Upon Senior Securities.............................18

         Item 4.  Submission of Matters to a Vote of Security Holders.........18

         Item 5.  Other Information...........................................18

         Item 6.  Exhibits ...................................................18

         Signatures ..........................................................19

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                       June 30, 2008              March 31, 2008
                                                                  ------------------------      -------------------

ASSETS

Cash                                                               $                85,076       $           83,448
Investments in Local Limited Partnerships, net
   (Notes 2 and 3)                                                                       -                1,120,103
                                                                  ------------------------      -------------------

        Total Assets                                               $                85,076       $        1,203,551
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses                                                   $                 4,000      $             4,000
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                       1,795,791                1,781,320
                                                                  ------------------------      -------------------

     Total Liabilities                                                           1,799,791                1,785,320
                                                                  ------------------------      -------------------

Partners' Equity ( Deficit):
 General Partner                                                                   951,532                  962,861
 Limited Partners (25,000 Partnership Units authorized;
   18,000 Partnership Units issued and outstanding)                            (2,666,247)              (1,544,630)
                                                                  ------------------------      -------------------

   Total Partners' Equity (Deficit)                                            (1,714,715)                (581,769)
                                                                  ------------------------      -------------------

      Total Liabilities and Partners' Equity (Deficit)             $                85,076       $        1,203,551
                                                                  ========================      ===================

                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                 2008                           2007
                                                             Three Months                   Three Months
                                                      ---------------------------    ---------------------------

             Distribution income                       $                    1,617     $                        -
                                                      ---------------------------    ---------------------------

             Operating expenses:
               Amortization (Note 2)                                        3,461                          3,478
               Asset management fees (Note 3)                              12,375                         12,375
               Legal and accounting fees                                       65                            112
               Impairment loss (Note 2)                                 1,115,739                        535,600
               Other                                                        2,030                          1,528
                                                      ---------------------------    ---------------------------

                 Total operating expenses                               1,133,670                        553,093
                                                      ---------------------------    ---------------------------

             Loss from operations                                     (1,132,053)                      (553,093)

             Equity in losses of Local
               Limited Partnerships (Note 2)                                (903)                       (33,728)

             Interest income                                                   10                             44
                                                      ---------------------------    ---------------------------

             Net loss                                  $              (1,132,946)     $                (586,777)
                                                      ===========================    ===========================

             Net loss allocated to:
               General Partner                         $                 (11,329)     $                  (5,868)
                                                      ===========================    ===========================

               Limited Partners                        $              (1,121,617)     $                (580,909)
                                                      ===========================    ===========================

             Net loss per Partnership Unit             $                     (62)     $                     (32)
                                                      ===========================    ===========================

             Outstanding weighted
             Partnership Units                                             18,000                         18,000
                                                      ===========================    ===========================


                 See accompanying notes to financial statements
                                        4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2008
                                   (Unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                         -----------------     ----------------   ------------------

Partners' equity (deficit) at March 31, 2008              $        962,861      $   (1,544,630)    $       (581,769)

Net loss                                                          (11,329)          (1,121,617)          (1,132,946)
                                                         -----------------     ----------------   ------------------

Partners' equity (deficit) at June 30, 2008               $        951,532      $   (2,666,247)    $     (1,714,715)
                                                         =================     ================   ==================


                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                                 2008                   2007
                                                                           ---------------------     ----------------

Cash flows from operating activities:
  Net loss                                                                 $         (1,132,946)      $     (586,777)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Amortization                                                                       3,461                3,478
        Equity in losses of Local Limited Partnerships                                       903               33,728
        Impairment loss                                                                1,115,739              535,600
        Change in accrued fees and expenses due to
          General Partner and affiliates                                                  14,471               14,016
                                                                           ---------------------     ----------------

             Net cash provided by operating activities                                    1,628                    45
                                                                           ---------------------     ----------------

Net increase in cash                                                                      1,628                    45

Cash, beginning of period                                                                83,448                46,994
                                                                           ---------------------     ----------------

Cash, end of period                                                        $             85,076       $        47,039
                                                                           =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                               $                  -       $             -
                                                                           =====================     ================

                 See accompanying notes to financial statements
                                        6

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

Organization
------------

WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on March 28, 1995. The Partnership was formed to invest primarily in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC & Associates, Inc., (the "General Partner" or "Associates"). The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in January 1996, at which time 18,000 Partnership Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.


Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, had purchased 4,560 Units, which represents 25.3% of the Partnership Units outstanding for the Partnership. Sempra Energy Financial invested $4,282,600. A discount of $277,400 was allowed due to a volume discount. On July 1, 2006 Sempra Energy Financial transferred their 4,560 Partnership Units to Sempra Section 42, LLC. See Item 12(b) in the year ended March 31, 2008 10-K. Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 Partnership Units, which represent 5.9% of the Units outstanding for the Partnership. Western Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount. See Item 12(b) in the year ended March 31, 2008 10-K.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

The proceeds from the disposition of any of the Local Limited Partnership's Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Credits and tax losses allocable to Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2008. One Local Limited Partnership, Patten Towers II, L.P. has been identified for disposition.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

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

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2008 all of the investment balances had reached zero.

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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

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

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss.Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the three months ended June 30, 2008 and 2007 impairment loss related to investments in Local Limited Partnerships was

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

$945,801 and $535,600, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment's carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the three months ended June 30, 2008 and 2007, an impairment loss of $169,938 and $0, respectively, was recorded on the related intangibles.

Amortization
------------

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2008 and 2007 was $3,461 and $3,478, respectively. During the three months ended June 30, 2008 and 2007, an impairment loss of $169,938 and $0, respectively, was recorded against these fees and costs.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in 16 Local Limited Partnerships. All of these Local Limited
Partnership's own one Housing Complex consisting of an aggregate of 744 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. As of June 30, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. Accordingly, the Partnership recorded an impairment loss of $945,801 and $535,600 during the three months ended June 30, 2008 and 2007 respectively. Beginning in the quarter ended June 30, 2008, the Partnership started evaluating its intangibles for impairment in connection with its investment in Local Limited Partnerships. During the three months ended June 30, 2008 and 2007, an impairment loss of $169,938 and $0, respectively, was recorded on the related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                                   For the Three Months              For the Year
                                                                           Ended                         Ended
                                                                       June 30, 2008                March 31, 2008
                                                                   ----------------------        ----------------------

  Investments per balance sheet, beginning of period                $           1,120,103         $           1,912,366
  Equity in losses of Local Limited Partnerships                                    (903)                     (208,618)
  Impairment loss                                                             (1,115,739)                     (559,408)
  Distributions received from Local Limited Partnerships                                -                      (11,950)
  Amortization of capitalized acquisition fees and costs                          (3,461)                      (12,287)
                                                                   ----------------------        ----------------------
  Investments per balance sheet, end of period                      $                   -         $           1,120,103
                                                                   ======================        ======================

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                 For the Three Months          For the Year Ended
                                                                         Ended
                                                                     June 30, 2008               March 31, 2008
                                                                 ----------------------       ----------------------

Investments in Local Limited Partnerships, net                    $                   -        $             946,703
Acquisition fees and costs, net of accumulated
amortization of $0 and $1,147,895                                                     -                      173,400
                                                                 ----------------------       ----------------------
Investments per balance sheet, end of period                      $                   -        $           1,120,103
                                                                 ======================       ======================

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2008                       2007
                                                                ---------------------       --------------------
               Revenues                                          $          1,124,000        $         1,354,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                             196,000                    199,000
                 Depreciation and amortization                                326,000                    316,000
                 Operating expenses                                         1,006,000                    956,000
                                                                ---------------------       --------------------
                     Total expenses                                         1,528,000                  1,471,000
                                                                ---------------------       --------------------

               Net loss                                          $          (404,000)        $         (117,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership             $          (396,000)        $         (120,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership              $            (1,000)        $          (34,000)
                                                                =====================       ====================

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Troubled Housing Complexes
--------------------------

One Local Limited Partnership, Patten Towers L.P. II ("Patten Towers"), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection. HUD currently has the authority to revoke their housing assistance program
("HAP") with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

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

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at June 30, 2008. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

     (a) Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,200,785. Accumulated amortization of these capitalized costs was $0 and $1,027,384 as of June 30, 2008 and March 31, 2008, respectively. During the three months ended June 30, 2008, an impairment loss was recorded against these fees. No further amortization expense will be recorded in future periods.

     (b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $120,510, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized for all periods presented.

     (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,375 were incurred during each of the three months ended June 30, 2008 and 2007. The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the three months ended June 30, 2008 and 2007.

     (d) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2008 and 2007.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     (e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                       June 30, 2008             March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partner or an affiliate
          on behalf of the Partnership                              $             178,141        $        176,045
       Advances made to the Partnership from the General
       Partner or affiliates                                                    1,231,650               1,231,650
       Asset management fee payable                                               386,000                 373,625
                                                                   ----------------------       -----------------

       Total                                                        $           1,795,791        $      1,781,320
                                                                   ======================       =================


The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

During the three months ended June 30, 2008, the Partnership did not advance any funds to any of the Local Limited Partnerships in which the Partnership is a limited partner.In the past, Local Limited Partnerships have experienced operational issues. As of June 30, 2008 total advances made to Local Limited Partnerships were $1,449,417, of which $1,449,417 was reserved.The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

NOTE 5-SUBSEQUENT EVENTS
------------------------

Subsequent to June 30, 2008, in December 2008, the Partnership was relieved of debt owed to the General Partner totaling $1,432,824. In previous years the Partnership had received cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues. The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed unaudited financial statements and the notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2008 consisted of $85,000 in cash. Liabilities at June 30, 2008 consisted of $1,796,000 accrued fees and expenses due to the General Partner and/or its affiliates and $4,000 in accrued expenses.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. The Partnership's net loss for the three months ended June 30, 2008 was $(1,133,000), reflecting an increase of $(546,000) from the $(587,000) net loss experienced for the three months ended June 30, 2007. The increase was primarily due to an increase of $(580,000) in impairment loss. For the quarter ended June 30, 2007 the impairment analysis calculated a residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared the total amount to the current carrying value of each investment in the Partnership resulting in an impairment of $536,000. For the quarter ended June 30, 2008 all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances resulting in an impairment of $1,116,000. The equity in losses of Local Limited Partnerships decreased by $33,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The equity in losses in Local Limited Partnerships decreased due to the fact that all investments were reduced to zero during the current quarter. Therefore, no further losses could be recorded by the Partnership. There was also a $2,000 increase in distribution income. Distribution income fluctuates from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. The net increase in cash during the three months ended June 30, 2008 was $2,000 compared to no change in cash for the three months ended June 30, 2007. The change of $2,000 is due primarily to the fact that during the three months ended June 30, 2008 the Partnership received distribution income of $2,000, compared to $0 received for the three months ended June 30, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2008, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $14,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T. Controls and Procedures

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

By:  WNC Tax Credit Partners, L.P.  General Partner


By:  WNC & ASSOCIATES, INC.                 General Partner




By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  November 24, 2009




By:  /s/ Melanie R. Wenk
     -------------------

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 24, 2009