Form 10-Q
period 2008-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-11-25
CIK 943904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

             Balance Sheets
                As of September 30, 2008 and March 31, 2008....................3

             Statements of Operations
                For the Three and Six Months Ended September 30, 2008 and 2007.4

             Statement of Partners' Equity (Deficit)
                For the Six Months Ended September 30, 2008....................5

             Statements of Cash Flows
                For the Six Months Ended September 30, 2008 and 2007...........6

             Notes to Financial Statements.....................................7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................16

         Item 3. Quantitative and Qualitative Disclosures about Market Risks..17

         Item 4T. Controls and Procedures.....................................18

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

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.18

         Item 3.  Defaults Upon Senior Securities.............................18

         Item 4.  Submission of Matters to a Vote of Security Holders.........18

         Item 5.  Other Information...........................................18

         Item 6.  Exhibits ...................................................19

         Signatures ..........................................................20

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)


                                                                    September 30, 2008            March 31, 2008
                                                                  ------------------------      -------------------

ASSETS

Cash                                                               $                34,440       $           83,448
Investments in Local Limited Partnerships, net (Notes 2 and 3)                           -                1,120,103
                                                                  ------------------------      -------------------

            Total Assets                                           $                34,440       $        1,203,551
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses                                                   $                 4,000      $             4,000
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                       1,797,718                1,781,320
                                                                  ------------------------      -------------------

        Total Liabilities                                                        1,801,718                1,785,320
                                                                  ------------------------      -------------------

Partners' Equity (Deficit):
 General Partner                                                                   989,646                  962,861
 Limited Partners (25,000 Partnership Units authorized;
  18,000 Partnership Units issued and outstanding)                             (2,756,924)              (1,544,630)
                                                                  ------------------------      -------------------

        Total Partners' Equity (Deficit)                                       (1,767,278)                (581,769)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Equity
(Deficit)                                                          $                34,440       $        1,203,551
                                                                  ========================      ===================

                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2008 and 2007
                                   (unaudited)

                                                          2008                                         2007
                                        -----------------------------------------     ----------------------------------------
                                          Three Months            Six Months             Three Months           Six Months
                                        ------------------     ------------------     --------------------   -----------------

 Reporting fees                          $          53,215      $          53,215      $            31,608    $         31,608
 Distribution income                                17,412                 19,029                    1,153               1,153
                                        ------------------     ------------------     --------------------   -----------------

    Total operating income                          70,627                 72,244                   32,761              32,671
                                        ------------------     ------------------     --------------------   -----------------

 Operating expenses:
  Amortization (Note 2)                                  -                  3,461                    3,358               6,836
  Asset management fees (Note 3)                    12,375                 24,750                   12,375              24,750
  Legal and accounting fees                         53,016                 53,081                    6,755               6,867
  Impairment loss (Note 2)                               -              1,115,739                    1,867             537,467
  Write off of advances to Local
      Limited  Partnerships                         96,272                 96,272                        -                   -
  Other                                                567                  2,597                      428               1,956
                                        ------------------     ------------------     --------------------   -----------------

    Total operating expenses                       162,230              1,295,900                   24,783             577,876
                                        ------------------     ------------------     --------------------   -----------------

 Loss from operations                             (91,603)            (1,223,656)                    7,978           (545,115)

 Equity in losses of Local
  Limited Partnerships (Note 2)                          -                  (903)                 (26,141)            (59,869)

 Interest income                                        10                     20                       45                  89
                                        ------------------     ------------------     --------------------   -----------------

 Net loss                                $        (91,593)      $     (1,224,539)      $          (18,118)    $      (604,895)
                                        ==================     ==================     ====================   =================

 Net loss allocated to:
  General Partner                        $           (916)      $        (12,245)      $             (181)    $        (6,049)
                                        ==================     ==================     ====================   =================

  Limited Partners                       $        (90,677)      $     (1,212,294)      $          (17,937)    $      (598,846)
                                        ==================     ==================     ====================   =================

 Net loss per Partnership Unit           $             (5)      $            (67)      $               (1)    $           (33)
                                        ==================     ==================     ====================   =================

 Outstanding weighted
  Partnership Units                                 18,000                 18,000                   18,000              18,000
                                        ==================     ==================     ====================   =================

                 See accompanying notes to financial statements
                                        4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2008
                                   (unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' equity (deficit) at March 31, 2008             $        962,861      $   (1,544,630)    $       (581,769)

Contributions (Note 5)                                             39,030                    -               39,030

Net loss                                                         (12,245)          (1,212,294)          (1,224,539)
                                                        -----------------     ----------------   ------------------

Partners' equity (deficit) at September 30, 2008         $        989,646      $   (2,756,924)    $     (1,767,278)
                                                        =================     ================   ==================

                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2008 and 2007
                                   (unaudited)

                                                                                 2008                    2007
                                                                         ---------------------     -----------------

Cash flows from operating activities:
  Net loss                                                                $        (1,224,539)      $      (604,895)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
         Amortization                                                                    3,461                 6,836
         Impairment loss                                                             1,115,739               537,467
      Equity in losses of  Local Limited Partnerships                                      903                59,869
      Advances made to Local Limited Partnerships                                     (96,272)              (20,000)
      Write off of advances made to Local Limited
         Partnerships                                                                   96,272                     -
        Change in accrued fees and expenses due to
          General Partner and affiliates                                                55,428                33,574
                                                                         ---------------------     -----------------

             Net cash provided by (used in) operating activities                      (49,008)                12,851
                                                                         ---------------------     -----------------

Cash flows provided by investing activities:
     Distributions received from Local Limited Partnerships                                  -                11,949
                                                                         ---------------------     -----------------

Net cash provided by investing activities                                                    -                11,949
                                                                         ---------------------     -----------------
Net increase (decrease) in cash                                                       (49,008)                24,800

Cash, beginning of period                                                               83,448                46,994
                                                                         ---------------------     -----------------

Cash, end of period                                                       $             34,440      $         71,794
                                                                         =====================     =================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                              $                  -      $              -
                                                                         =====================     =================

NON-CASH INVESTING AND FINANCING ACTIVITIES
            General Partner equity balance was increased and
       accrued fees and expenses due to the General Partner was
       decreased as a result of forgiveness of debt by the
       General Partner.                                                   $             39,030      $              -
                                                                         =====================     =================

                 See accompanying notes to financial statements
                                        6

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

The general partner of the Partnership is WNC & Associates, Inc., a California corporation (the "General Partner" or "Associates"). The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in January 1996, at which time 18,000 Partnership Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
 --------------------------------------------------------------

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2008. One Local Limited Partnership, Patten Towers, II, L.P. has been identified for disposition.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2008, all of the investment balances had reached zero.

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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the six months ended September 30, 2008 and 2007, impairment loss related to investment in Local Limited Partnerships was $945,801 and $537,467, respectively. The Partnership also evaluates its intangibles for impairment in connection with

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment's carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the six months ended September 30, 2008 and 2007, an impairment loss of $169,938 and $0, respectively, was recorded on the related intangibles.

Amortization
------------

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the six months ended September 30, 2008 and 2007 was $3,461 and $6,836, respectively. During the six months ended September 30, 2008 and 2007, an impairment loss of $169,938 and $0, respectively, was recorded against these fees and costs.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in 16 Local Limited Partnerships consisting of an aggregate of 744 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments for which the Partnership is entitled to 49.49% of such amount.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. As of September 30, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. Accordingly, the Partnership recorded an impairment loss of $945,801 and $537,467 during the six months ended September 30, 2008 and 2007 respectively. Beginning in the quarter ended June 30, 2008, the Partnership started evaluating its intangibles for impairment in connection with its investment in Local Limited Partnerships. During the six months ended September 30, 2008 and 2007, an impairment loss of $169,938 and $0, respectively, was recorded on the related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                           For the Six
                                                                           Months Ended            For the Year Ended
                                                                        September 30, 2008          March 31, 2008
                                                                        -------------------      ----------------------

  Investments per balance sheet, beginning of period                     $        1,120,103       $           1,912,366
  Equity in losses of Local Limited Partnerships                                      (903)                   (208,618)
  Impairment loss                                                               (1,115,739)                   (559,408)
  Distributions received from Local Limited Partnerships                                  -                    (11,950)
  Amortization of capitalized acquisition fees and costs                            (3,461)                    (12,287)
                                                                        -------------------      ----------------------

  Investments per balance sheet, end of period                           $                -       $           1,120,103
                                                                        ===================      ======================


                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                  For the Six Months           For the Year Ended
                                                                         Ended
                                                                   September 30, 2008            March 31, 2008
                                                                 ----------------------       ----------------------

Investments in Local Limited Partnerships, net                    $                   -        $             946,703
Acquisition fees and costs, net of accumulated
amortization of $0 and $1,147,895                                                     -                      173,400
                                                                 ----------------------       ----------------------
Investments per balance sheet, end of period                      $                   -                    1,120,103
                                                                 ======================       ======================


Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2008                       2007
                                                                ---------------------       --------------------

               Revenues                                          $          2,248,000        $         2,709,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                             391,000                    398,000
                 Depreciation and amortization                                652,000                    631,000
                 Operating expenses                                         2,012,000                  1,913,000
                                                                ---------------------       --------------------
                     Total expenses                                         3,055,000                  2,942,000
                                                                ---------------------       --------------------

               Net loss                                          $          (807,000)        $         (233,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership             $          (793,000)        $         (241,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership              $            (1,000)        $          (60,000)
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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

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

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at September 30, 2008. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

     (a) Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,200,785. Accumulated amortization of these capitalized costs was $0 and $1,027,384 as of September 30, 2008 and March 31, 2008,
          respectively. During the six months ended September 30, 2009, an impairment loss was recorded against these fees. No further amortization expense will be recorded in future periods.

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

     (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $24,750 were incurred during each of the six months ended September 30, 2008 and 2007. The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the six months ended September 30, 2008 and 2007.

     (d) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $25,000 and $0 during the six months ended September 30, 2008 and 2007, respectively.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                    September 30, 2008           March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partner or affiliates
          on behalf of the Partnership                              $             167,693        $        176,045
       Advance made to the Partnership from the General
           Partner or affiliates                                                1,231,650               1,231,650
       Asset management fee payable                                               398,375                 373,625
                                                                   ----------------------       -----------------

       Total                                                        $           1,797,718        $      1,781,320
                                                                   ======================       =================


The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

During the six months ended September 30, 2008, the Partnership advanced $96,272 to two Local Limited Partnerships in which the Partnership is a Limited Partner. In the past, Local Limited Partnerships have experienced operational issues. As of September 30, 2008 total advances made to Local Limited Partnerships were $1,545,690, of which $1,545,690 was reserved.The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

NOTE 5 - CAPITAL CONTRIBUTION BY GENERAL PARTNER
------------------------------------------------

Prior to September 30, 2008, the Partnership had expenses paid by the General Partner or affiliates on its behalf. The General Partner forgave $39,030 of the debt as of September 30, 2008, as it was deemed uncollectible. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners' equity (deficit) in the Partnership's financial statements.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

Subsequent to September 30, 2008, in December 2008, the Partnership was relieved of debt owed to the General Partner totaling $1,432,824. In previous years the Partnership had received cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues. The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2008 consisted of $34,000 in cash. Liabilities at September 30, 2008 consisted of $1,798,000 of accrued fees and payables due to the General Partner and/or its affiliates for reimbursement of expenses paid and $4,000 in accrued expenses.

Results of Operations

Three  Months  Ended  September  30,  2008  Compared to the Three  Months  Ended
September  30,  2007.  The  Partnership's  net loss for the three  months  ended
September 30, 2008 was $(92,000), reflecting an increase of approximately $(74,000) from the $(18,000) net loss experienced for the three months ended September 30, 2007. The increase in net loss is largely due the $(96,000) increase in write off of advances to Local Limited Partnerships. During the three months ended September 30, 2008 there were advances of $(96,000) made to two Local Limited Partnerships which were reserved for in full as of September 30, 2008 compared to no advances made and reserved for during the three months ended September 30, 2007. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally there was an increase of $(46,000) in legal and accounting fees due to the timing of the accounting work being performed. The amortization decreased by $3,000 and the equity in losses of Local Limited Partnerships decreased by $26,000. Both of these decreases were due to the fact that all net investments in the Local Limited Partnerships reached zero as of September 30, 2008 and therefore there were no acquisition costs and fees to be amortized and no equity in losses to be recognized. The distribution income and reporting fees increased by approximately $16,000 and $22,000, respectively for the three months ended September 30, 2008. Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Lastly, the impairment loss decreased by $2,000 due to an impairment loss being recorded against the investment balance of one Local Limited Partnership during the three months ended September 30, 2007, compared to no such impairment loss during the three months ended September 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007. The Partnership's net loss for the six months ended September 30, 2008 was $(1,225,000), reflecting an increase of approximately $(620,000) from the $(605,000) net loss experienced for the six months ended September 30, 2007. The increase was primarily due to an increase of $(578,000) in impairment expense. For the six months ended September 30, 2007 the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership, and compared the total amount to the current carrying value of each investment in the Partnership resulting in an impairment of $536,000. For the six months ended September 30, 2008 all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances resulting in an impairment of $1,116,000. There was also a $(96,000) increase in write off of advances to Local Limited Partnerships. During the six months ended September 30, 2008 there were advances of $(96,000) made to two Local Limited Partnerships which were reserved for in full as of September 30, 2008 compared to no advances made and reserved for during the six months ended September 30, 2007. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally there was an increase of $(46,000) in legal and accounting fees due to the timing of the accounting work being performed. The amortization decreased by $3,000 and the equity in losses of Local Limited Partnerships decreased by $60,000. Both of these decreases were due to the fact that all net investments in the Local Limited Partnerships reached zero and therefore there were no acquisition costs and fees to be amortized and no equity in losses to be recognized. The distribution income and reporting fees increased by approximately $18,000 and $22,000, respectively for the six months ended September 30, 2008. Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007. The net decrease in cash during the six months ended September 30, 2008 was $(49,000) compared to a net increase in cash for the six months ended September 30, 2007 of $25,000. The increase in cash used during the six months ended September 30, 2008 is largely due to the $(76,000) increase in advances made to Local Limited Partnerships for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007. None of the $76,000 was offset by money received from Associates for the six months ended September 30, 2008. Additionally, the Partnership paid the General Partner or an affiliate $(25,000) in reimbursement of operating expenses during the six months ended September 30, 2008. The Partnership decided to pay the $25,000 since it had a large increase in distribution income and reporting fees at September 30, 2008. The distribution income and reporting fees increased by approximately $18,000 and $22,000, respectively during the six months ended September 30, 2008. Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

During the six months ended September 30, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $16,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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