Form 10-Q
period 2008-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2009-11-25
CIK 943904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

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

Yes ___No _X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2008

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

             Balance Sheets
               As of December 31, 2008 and March 31, 2008......................3

             Statements of Operations
               For the Three and Nine Months Ended December 31, 2008 and 2007..4

             Statement of Partners' Equity (Deficit)
               For the Nine Months Ended December 31, 2008.....................5

             Statements of Cash Flows
               For the Nine Months Ended December 31, 2008 and 2007............6

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

         Item 6.  Exhibits....................................................18

         Signatures ..........................................................19

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)


                                                                     December 31, 2008            March 31, 2008
                                                                  ------------------------      -------------------

ASSETS

Cash                                                               $                17,909       $           83,448
Investments in Local Limited Partnerships, net (Notes 2 and 3)                           -                1,120,103
                                                                  ------------------------      -------------------

      Total Assets                                                 $                17,909       $        1,203,551
                                                                  ========================      ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses                                                   $                 4,000      $             4,000
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                         508,173                1,781,320
                                                                  ------------------------      -------------------
       Total Liabilities                                                           512,173                1,785,320
                                                                  ------------------------      -------------------

Partners'
 Equity (Deficit):
 General Partner                                                                 2,420,872                  962,861
 Limited Partners (25,000 Partnership Units authorized;
  18,000 Partnership Units issued and outstanding)                             (2,915,136)              (1,544,630)
                                                                  ------------------------      -------------------

   Total Partner' Equity (Deficit)                                              (494,264)                (581,769)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Equity
(Deficit)                                                          $                17,909       $        1,203,551
                                                                  ========================      ===================


                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2008 and 2007
                                   (unaudited)


                                                               2008                                         2007
                                             -----------------------------------------   -------------------------------------------
                                                Three Months          Nine Months            Three Months            Nine Months
                                             -------------------   -------------------   ---------------------    ------------------

 Reporting fees                               $                -    $           53,215    $                  -     $          31,608
 Distribution income                                       1,432                20,461                       -                 1,153
 Miscellaneous income                                          -                     -                  11,814                11,814
                                             -------------------   -------------------   ---------------------    ------------------

Total operating income                                     1,432                73,676                  11,814                44,575
                                             -------------------   -------------------   ---------------------    ------------------

 Operating expenses:
  Amortization (Note 2)                                        -                 3,461                   3,358                10,195
  Asset management fees (Note 3)                          12,375                37,125                  12,375                37,125
  Legal and accounting fees                                3,577                56,658                       -                 6,867
  Impairment loss (Note 2)                                     -             1,115,739                   1,867               539,334
  Write off of advances to Local
      Limited  Partnerships                              133,212               229,484                       -                     -
   Appraisal expense                                       6,000                 6,000                       -                     -
  Other                                                    6,080                 8,677                   1,676                 3,631
                                             -------------------   -------------------   ---------------------    ------------------

    Total operating expenses                             161,244             1,457,144                  19,276               597,152
                                             -------------------   -------------------   ---------------------    ------------------

 Loss from operations                                  (159,812)           (1,383,468)                 (7,462)             (552,577)

 Equity in losses of Local
   Limited Partnership (Note 2)                                -                 (903)                (26,141)              (86,010)

 Interest income                                               2                    22                       3                    92

                                             -------------------   -------------------   ---------------------    ------------------


 Net loss                                     $        (159,810)    $      (1,384,349)    $           (33,600)     $       (638,495)
                                             ===================   ===================   =====================    ==================

 Net loss allocated to:
  General Partner                             $          (1,598)    $         (13,843)    $              (336)     $         (6,385)
                                             ===================   ===================   =====================    ==================

  Limited Partners                            $        (158,212)    $      (1,370,506)    $           (33,264)     $       (632,110)
                                             ===================   ===================   =====================    ==================

 Net loss per Partnership Unit                $              (9)    $             (76)    $                (2)     $            (35)
                                             ===================   ===================   =====================    ==================

 Outstanding weighted
  Partnership Units                                       18,000                18,000                  18,000                18,000
                                             ===================   ===================   =====================    ==================

                 See accompanying notes to financial statements
                                        4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2008
                                   (unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' equity (deficit) at March 31, 2008             $        962,861      $   (1,544,630)    $       (581,769)

Contributions (Note 5)                                          1,471,854                    -            1,471,854

Net loss                                                         (13,843)          (1,370,506)          (1,384,349)
                                                        -----------------     ----------------   ------------------

Partners' equity (deficit) at December 31, 2008          $      2,420,872      $   (2,915,136)    $       (494,264)
                                                        =================     ================   ==================

                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2008 and 2007
                                   (unaudited)


                                                                                 2008                   2007
                                                                         ---------------------     ----------------

Cash flows from operating activities:
  Net loss                                                                $        (1,384,349)      $     (638,495)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
        Amortization                                                                     3,461               10,195
        Impairment loss                                                              1,115,739              539,334
        Equity in losses of  Local Limited Partnerships                                    903               86,010
        Advances made to Local Limited Partnerships                                  (229,484)             (20,000)
     Write off of advances made to Local Limited
         Partnerships                                                                  229,484                    -
      Repayment of advances made to Local Limited
            Partnerships                                                                     -               20,000
        Change in accrued fees and expenses due to
            General Partner and affiliates                                             198,707               26,867
                                                                         ---------------------     ----------------

             Net cash provided by (used in) operating
activities                                                                            (65,539)               23,911
                                                                         ---------------------     ----------------

Cash flows from investing activities:
    Distributions received from Local Limited Partnerships                                   -               11,949
                                                                         ---------------------     ----------------

             Net cash provided by investing activities                                       -               11,949
                                                                         ---------------------     ----------------

Net increase (decrease) in cash                                                       (65,539)               35,860

Cash, beginning of period                                                               83,448               46,994
                                                                         ---------------------     ----------------

Cash, end of period                                                       $             17,909      $        82,854
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                              $                  -      $             -
                                                                         =====================     ================
NON-CASH INVESTING & FINANCING ACTIVITIES
General Partner equity balance was increased and
       accrued fees and expenses due to the General Partner
was
       decreased as a result of forgiveness of debt by the
       General Partner.                                                   $          1,471,854      $             -
                                                                         =====================     ================


                 See accompanying notes to financial statements
                                        6

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

The proceeds from the disposition of any of the Local Limited Partnerships Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008. One Local Limited Partnership, Patten Towers, II L.P. has been selected for disposition.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (unaudited)

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

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2008, all of the investment balances had reached zero.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the nine months ended December 31, 2008 and 2007, impairment loss related to investment in Local Limited Partnerships was

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

$945,801 and $539,334, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment's carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the nine months ended December 31, 2008 and 2007, an impairment loss of $169,938 and $0, respectively, was recorded on the related intangibles.

Amortization
------------

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the nine months ended December 31, 2008 and 2007 was $3,461 and $10,195, respectively. During the nine months ended December 31, 2008 and 2007, an impairment loss of $169,938 and $0, respectively, was recorded against these fees and costs.

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

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. As of December 31, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. Accordingly, the Partnership recorded an impairment loss of $945,801 and $539,334 during the nine months ended December 31, 2008 and 2007 respectively. Beginning in the quarter ended June 30, 2008, the Partnership started evaluating its intangibles for impairment in connection with its investment in Local Limited Partnerships. During the nine months ended December 31, 2008 and 2007, an impairment loss of $169,938 and $0, respectively, was recorded on the related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                 For the Nine Months           For the Year Ended
                                                                        Ended
                                                                  December 31, 2008              March 31, 2008
                                                                -----------------------      -----------------------

  Investments per balance sheet, beginning of period             $            1,120,103       $            1,912,366
  Equity in losses of Local Limited Partnerships                                  (903)                    (208,618)
  Impairment loss                                                           (1,115,739)                    (559,408)
  Distributions received from Local Limited Partnerships                              -                     (11,950)
  Amortization of capitalized acquisition fees and costs                        (3,461)                     (12,287)
                                                                -----------------------      -----------------------

  Investments per balance sheet, end of period                   $                    -     $              1,120,103
                                                                =======================      =======================

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                  For the Nine Months          For the Year Ended
                                                                         Ended
                                                                   December 31, 2008             March 31, 2008
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
                                                                 ======================       ======================


Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2008                       2007
                                                                ---------------------       --------------------

               Revenues                                          $          3,373,000        $         4,063,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                             587,000                    598,000
                 Depreciation and amortization                                979,000                    947,000
                 Operating expenses                                         3,018,000                  2,869,000
                                                                ---------------------       --------------------
                     Total expenses                                         4,584,000                  4,414,000
                                                                ---------------------       --------------------

               Net loss                                          $        (1,211,000)        $         (351,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership             $        (1,189,000)        $         (361,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership              $            (1,000)        $          (86,000)
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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. Patten Towers requested and received approval from HUD to participate in a follow-up inspection. As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program. Patten Towers is listed for sale as of December 31, 2008 with a national brokerage firm. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. ("Heritage"). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership's financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at December 31, 2008. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

     (a) Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,200,785. Accumulated amortization of these capitalized costs was $0 and $1,027,384 as of December 31, 2008 and March 31, 2008,
          respectively. During the nine months ended December 31, 2008, an impairment loss was recorded against these fees. No further amortization expense will be recorded in future periods.

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

     (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $37,125 were incurred during each of the nine months ended December 31, 2008 and 2007. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the nine months ended December 31, 2008 and 2007.

     (d) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $35,250 and $0 during the nine months ended December 31, 2008 and 2007, respectively.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (unaudited)

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

The accrued fees and expenses due to the General Partner and/or its affiliates consist of the following at:

                                                                     December 31, 2008           March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partner or affiliates
          on behalf of the Partnership                              $              97,423        $        176,045
       Advances made to the Partnership from the General
         Partner or affiliates                                                          -               1,231,650
       Asset management fee payable                                               410,750                 373,625
                                                                   ----------------------       -----------------

       Total                                                        $             508,173        $      1,781,320
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

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

During the nine months ended December 31, 2008, the Partnership advanced $229,484 to two Local Limited Partnerships in which the Partnership is a Limited Partner. In the past, Local Limited Partnerships have experienced operational issues. As of December 31, 2008 total advances made to Local Limited Partnerships were $1,678,902, of which $1,678,902 was reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the combined condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2008 consisted of $18,000 in cash. Liabilities at December 31, 2008 consisted of $508,000 accrued asset management fees and payables due to the General Partner and/or its affiliates for reimbursement of expenses paid and $4,000 in accrued expenses.

Results of Operations

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007. The Partnership's net loss for the three months ended December 31, 2008 was $(160,000) reflecting a change of approximately $(126,000) from the $(34,000) net loss for the three months ended December 31, 2007. There was a $(133,000) increase in write off of advances to Local Limited Partnerships. During the three months ended December 31, 2008 there were $(133,000) of advances made to two Local Limited Partnerships, which was reserved for in full as of December 31, 2008 compared to no advances made during the three months ended December 31, 2007. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. There was a $(6,000) increase in appraisal expenses for the three months ended December 31, 2008 due to the fact that properties are being looked at for potential disposition. The amortization decreased by $3,000 and the equity in losses of Local Limited Partnerships decreased by $26,000 for the three months ended December 31, 2008. Both of these decreases were due to the fact that all net investments in the Local Limited Partnerships reached zero and therefore there were no acquisition costs and fees to be amortized and no equity in losses to be recognized. There was also a $1,000 increase in distribution income due to the ability of when Local Limited Partnerships are able to pay and a $(12,000) decrease in miscellaneous income. The legal and accounting expenses increased by $(2,000) due to the timing of certain services being provided to the Partnership.

Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 31, 2007. The Partnership's net loss for the nine months ended December 31, 2008 was $(1,384,000), reflecting a change of approximately $(746,000) from the $(638,000) net loss experienced for the nine months ended December 31, 2007. The increase was primarily due to an increase of $(576,000) in impairment loss. For the nine months ended December 31, 2007 the impairment analysis calculated residual value to the Partnership in addition to the remaining

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Low Income Housing Tax Credits available to the Partnership, and compared the total amount to the current carrying value of each investment in the Partnership resulting in an impairment of $536,000. For the nine months ended December 31, 2008 all Local Limited Partnerships were not considered to have any material residual value in consideration of the current economic circumstances resulting in an impairment of $1,116,000. There was also a $(229,000) increase in write off of advances to Local Limited Partnerships. During the nine months ended December 31, 2008 there were advances of $(229,000) made to two Local Limited Partnerships which were reserved for in full as of December 31, 2008 compared to no advances made and reserved for during the nine months ended December 31, 2007. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The amortization decreased by $7,000 and the equity in losses of Local Limited Partnerships decreased by $85,000. Both of these decreases were due to the fact that all net investments in the Local Limited Partnerships reached zero and therefore there were no acquisition costs and fees to be amortized and no equity in losses to be recognized. The distribution income and reporting fees increased by approximately $19,000 and $22,000, respectively for the nine months ended December 31, 2008. Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Miscellaneous income decreased by $(12,000). There was an increase of $(50,000) in legal and accounting fees due to the timing of the accounting work being performed. Also, the appraisal expenses increased by $(6,000) due to the fact that properties are being looked at for potential disposition.

Liquidity and Capital Resources

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007. The net decrease in cash during the nine months ended December 31, 2008 was $(66,000) compared to a net increase in cash for the nine months ended December 31, 2007 of $36,000. The change of $(102,000) was due in large part to the fact that the Partnership advanced $(229,000) to two Local Limited Partnerships that were experiencing operational issues. None of the $229,000 was offset by money received from Associates for the nine months ended December 31, 2008. During the nine months ended December 31, 2008 the Partnership paid the General Partner or an affiliate $(35,000) for a combination of accrued asset management fees and reimbursements for operating expenses paid on the Partnership's behalf compared to $0 paid during the nine months ended December 31, 2007. There was also a $41,000 increase in cash received from distribution income and reporting fees.

During the nine months ended December 31, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $1,273,000. The General Partner does not anticipate that the balance of accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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