Form 10-K
period 2009-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2010-01-08
CIK 943904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the year ended March 31, 2009

OR

*           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-21895

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3
(Exact name of registrant as specified in its charter)

California	33-6163848
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
Address of principal executive offices)	(Zip Code)

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
Yes                       No       X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___  Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”).  The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on July 26, 1995, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on January 21, 1996 a total of 18,000 Partnership Units representing $17,558,985 had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners”.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits.  The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits.  In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period.  Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated March 28, 1995 (“Partnership Agreement”), will be accomplished promptly at the end of the Compliance Period.  If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the Local General Partner will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership.  Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership originally invested in eighteen Local Limited Partnerships, two of which had been sold or otherwise disposed of as of March 31, 2009.  Each of these Local Limited Partnerships owns or owned a single Housing Complex that was eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The IRS Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs are completing their Compliance Periods.

The following table reflects the 15-year compliance period of the sixteen Housing Complexes:

Expiration Date for 15-year compliance period
Local Limited Partnership Name	15-year Expiration Date

Alliance Apartments I Limited Partnership	2010
Blessed Rock of El Monte	2012
Broadway Apartments, Limited Partnership	2013
Curtis Associates I, L.P.	2012
Escatawpa Village Associates, Limited Partnership	2011
Hastings Apartments I, Limited Partnership	2011
Heritage Apartments I, L.P.	2012
Hillcrest Associates, A Limited Partnership	2011
Patten Towers, L.P. II	2011
Prairieland Properties of Syracuse II, L.P.	2012
Raymond S. King Apartments Limited Partnership	2011
Rosedale Limited Partnership	2011
Shepherd South Apartments I, Ltd.	2010
Solomon Associates I, L.P.	2012
Talladega County Housing Ltd.	2011
The Willows Apartments, L.P.	2011

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.  As of March 31, 2009 none of the Housing Complexes had completed the 15 year compliance period.

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

Prior to March 31, 2009, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”) and Evergreen Apartments I Limited Partnership, (“Evergreen”).

Cumulative advances to one Local Limited Partnership, Cascade Pines, L.P., II (“Cascade Pines”) totaled $1,155,728 at March 31, 2007.  In prior years, the Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues.  When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership were forgiven.  The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners’ equity (deficit) in the Partnership’s financial statements.

One Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection.  HUD currently has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers.  If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses.  Patten Towers requested and received approval from HUD to participate in a follow-up inspection.  As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program.  Patten Towers is currently listed for sale with a national brokerage firm. The Partnership does not anticipate proceeds from the sale. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2009 the investment balance of Patten Towes was $0.

As of December 23, 2009, the Partnership has identified one Local Limited Partnership, Raymond S. King Apartments L.P. (“Raymond S. King”) for disposition.   Raymond S. King was sold on December 31, 2009 to one of the Local General Partners who purchased the Limited Partnership interests for $1.  Raymond S. King was appraised with a value of $28,000 and the outstanding mortgage debt was $781,939 at December 31, 2008.  In selling this Limited Partnership interests, the Partnership received $1 for its Limited Partnership interests in this Local Limited Partnership. The Partnerships net investment balance in this Local Limited Partnership was zero at the time of the sale.  Accordingly, no material gain or loss will be recorded by the Partnership upon this disposition.  In order for the Local General Partner to agree to buy this Limited Partnership interest, the Partnership has agreed to pay $32,478 to Raymond S. King to bring all of its payables current, pay for the preparation of the 2009 annual audit and tax return, bring the property taxes current and fund a reserve account for the estimated cash short fall for the coming year.  The Partnership currently has approximately $15,000 cash on hand, therefore the Partnership’s General Partner and/or its affiliate has advanced the necessary cash to the Partnership in order to fulfill its commitment to pay the $32,478 to Raymond S. King.

The Local Limited Partnership will complete its 15-year compliance period in 2011; therefore there is a risk of tax credit recapture.  The last year in which Low Income Housing Tax Credits were generated by this Local Limited Partnership was 2007.  The maximum exposure of recapture along with the interest and penalties related to the recapture is $177,700 which equates to $9.87 per Limited Partnership Unit.  The executed Purchase Agreement states that Raymond S. King must remain in compliance with Section 42 of the IRS code. Until the completion of the 15-year compliance period is completed, the Purchaser must furnish the Partnership with certain reports proving that the property is still in compliance with the IRS code.

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

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years.  Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period.  Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period.  For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

•	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
•	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.
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

Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership’s ability to sell its Housing Complex.  Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located.  The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing.  Under Federal law, the commitment must be for at least 30 years.  The commitment actually agreed to may be significantly longer than 30 years.  In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years.  On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period.  This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes.  The sale of a Housing Complex may be subject to other restrictions.  For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners.  As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

Limited Partners can only use Low Income Housing Tax Credits in limited amounts.  The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:
•	an unlimited amount of passive income, which is income from entities such as the Partnership, and
•	$25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits.  Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits.  The aggregate is then subject to the general limitation on all business credits.  That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax.  All of these concepts are extremely complicated.

(b)           Risks related to investment in Local Limited Partnerships and Housing Complexes

Because the Partnership has few investments, each investment will have a great impact on the Partnership’s results of operations.  Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership’s investment therein by incurring mortgage debt.  A Local Limited Partnership’s revenues could be less than its debt payments and taxes and other operating costs.  If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure.  The same results could occur if government subsidies ceased.  Foreclosure would result in a loss of the Partnership’s capital invested in the Housing Complex.  Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership’s ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment.  Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

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
•
Obtaining tenants for the Housing Complexes.  Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

•	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

•
Limitations on cash distributions.  The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

•
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

•
Limitations on transfers of interests in Local Limited Partnerships.  The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer.  The subsidizer may withhold such approval in the discretion of the subsidizer.  Approval may be subject to conditions.

•
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

•
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

•	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
•
Limited Partners may not receive distributions if Housing Complexes are sold.  There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex.  The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time.  If that happens, a Limited Partner’s return may be derived only from the Low Income Housing Tax Credits and tax losses.

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

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations.  There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership.  The General Partner has not established a minimum net worth requirement for the Local General Partners.  Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership.  Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.  As of March 31, 2009 and 2008, the Partnership had reduced the carrying amount to $0 with respect to sixteen and fourteen, respectively, of its investments.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

•	the general and local job market,
•	the availability and cost of mortgage financing,
•	monetary inflation,
•	tax, environmental, land use and zoning policies,
•	the supply of and demand for similar properties,
•	neighborhood conditions,
•	the availability and cost of utilities and water.

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2009, 2008 and 2007, impairment expense related to investments in Local Limited Partnerships was $1,115,739, $559,408 and $2,336,855, respectively.

 (c)           Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks.  Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters.  No legal opinion is obtained regarding matters:

•	the determination of which depends on future factual circumstances,
•	which are peculiar to individual Limited Partners, or
•	which are not customarily the subject of an opinion.

The more significant of these matters include:

•
allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

•	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
•	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
•
applying to any specific Limited Partner the limitation on the use of tax credits and tax losses.  Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and

•
the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner.  The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership.  The courts could sustain an IRS challenge.  An IRS challenge, if successful, could have a detrimental effect on the Partnership’s ability to realize its investment objectives.

Passive activity rules will limit deduction of the Partnership’s losses and impose tax on interest income.   The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate.  An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities.  An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest.  These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

The Partnership may earn interest income on its reserves and loans.  The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income.  Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

At risk rules might limit deduction of the Partnership’s losses.  If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership.  The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

•	the amount of cash the Limited Partner invests in the Partnership, and
•	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale.  When a Local Limited Partnership sells a Housing Complex it may recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
•	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership may recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
•
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

Alternative minimum tax liability could reduce a Limited Partner’s tax benefits.  If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership.  The application of the alternative minimum tax is personal to each Limited Partner.  Tax credits may not be utilized to reduce alternative minimum tax liability.

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

An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner.  An audit of a Limited Partner’s tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items.  The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership.  Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect.  Substantial economic effect is a highly-technical concept.  The fundamental principle is two-fold.  If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden.  Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit.  If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

•	between the Limited Partners and the General Partner,
•	among the Limited Partners, or
•	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership.  After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses.  A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

•	unused passive losses from the Partnership or other investments, or
•	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

•	should be deductible over a longer period of time or in a later year,
•	are excessive and may not be capitalized or deducted in full,
•	should be capitalized and not deducted, or
•	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

•	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
•	the adjusted basis of a Housing Complex used to compute depreciation,
•	the correct deduction of fees,
•	the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits.  In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses.  These tax losses generally were used to reduce an investor’s income from all sources on a dollar-for-dollar basis.  Investments in low income housing were made in reliance on the availability of such tax benefits.  However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

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

(d)           Risks related to the Partnership and the Partnership Agreement

The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations.. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports.  Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner.  There cannot be any assurance that the Local General Partners will satisfy these obligations.  If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports.  That would impact the Limited Partners’ ability to monitor Partnership operations.  The Partnership’s failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership.  The failure to file could also result in sanctions imposed by the SEC.  Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority.  The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

•	remove the General Partner and elect a replacement general partner,
•	amend the Partnership Agreement,
•	terminate the Partnership.

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

Associates and its affiliates are serving as the general partners of many other partnerships.  Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership.  These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership‘s capital in Local Limited Partnerships.

The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates.  The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership.  The General Partner and its affiliates receive substantial compensation from the Partnership.  The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the General Partner may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership.   However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by approximately $49,500 for each of the years ended March 31 2009, 2008 and 2007, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $49,500 per year through the termination of the Partnership, which must occur no later than December 31, 2050.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

 Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2010.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the sixteen Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	General Partner Name	Partnership's Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Alliance Apartments I Limited Partnership	Alliance, Nebraska	Retro Development, Inc.	$604,000	$604,000	19	$363,000	$320,000

Blessed Rock of El Monte	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	4,404,000	3,347,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	Trianon - Broadway, LLC, a New Mexico Limited Liability Company	2,029,000	2,029,000	78	2,335,000	1,196,000

Curtis Associates I, L.P.	Curtis, Nebraska	Joseph A. Shepard and Kenneth M. Vitor	88,000	88,000	12	156,000	409,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	Clifford E. Olsen	249,000	249,000	32	458,000	864,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	Retro Development, Inc. of Oklahoma and Most Worshipful Prince Hall Grand Lodge	542,000	542,000	18	1,005,000	140,000

Heritage Apartments I, L.P.	Berkeley, Missouri	Joseph A. Shepard and Kenneth M. Vitor	752,000	752,000	30	1,333,000	626,000

Hillcrest Associates, A Limited Partnership	Ontario, Oregon	Riley J. Hill	354,000	354,000	28	683,000	1,255,000

Patten Towers, L.P. II (2)	Chattanooga, Tennessee	Patten Towers Partners, LLC	2,154,000	2,154,000	221	3,938,000	4,229,000

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	Kenneth M. Vitor	85,000	85,000	8	152,000	299,000

Raymond S. King Apartments L.P.	Greensboro, N.C.	Project Homestead, Inc.	437,000	437,000	23	883,000	782,000
Rosedale Limited Partnership	Silver City, New Mexico	Deke Noftsker and ABO Corporation	309,000	309,000	32	547,000	1,278,000

Shepherd South Apartments I, Ltd.	Shepherd, Texas	Donald W. Sowell	121,000	121,000	24	223,000	529,000

Solomon Associates I, L.P.	Solomon, Kansas	Joseph A. Shepard and Kenneth M. Vitor	138,000	138,000	16	250,000	552,000

Talladega County Housing Ltd.	Talladega, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	653,000	653,000	30	1,200,000	722,000

The Willows Apartments Limited Partnership	Morganton, North Carolina	John C. Loving, Gordon D. Brown, Jr. and Western N.C. Housing Partnership	841,000	841,000	36	1,545,000	1,000,000

			$11,867,000	$11,867,000	744	$19,475,000	$17,548,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2)  The Local Limited Partnership has been identified for disposition.

	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Alliance Apartments I Limited Partnership	$89,000	$(16,000)	99%

Blessed Rock of El Monte	946,000	(26,000)	49.49%

Broadway Apartments, Limited Partnership	417,000	(87,000)	99%

Curtis Associates I, L.P.	50,000	(17,000)	99%

Escatawpa Village Associates, Limited Partnership	189,000	(58,000)	99%

Hastings Apartments I, Limited Partnership	80,000	(23,000)	99%

Heritage Apartments I, L.P.	141,000	(45,000)	98.99%

Hillcrest Associates, A Limited Partnership	200,000	(30,000)	99%

Patten Towers, L.P. II (1)	1,459,000	(1,175,000)	99%

Prairieland Properties of Syracuse II, L.P.	46,000	(5,000)	99%

Raymond S. King Apartments Limited Partnership	53,000	(70,000)	99%

Rosedale Limited Partnership	181,000	(29,000)	99%

Shepherd South Apartments I, Ltd.	109,000	7,000	99%

Solomon Associates I, L.P.	84,000	(12,000)	99%

Talladega County Housing Ltd.	110,000	(17,000)	99%

The Willows Apartments Limited Partnership	154,000	(11,000)	99%

	$4,308,000	$(1,614,000)

(1) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3
			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2008	2007	2006	2005	2004

Alliance Apartments I Limited Partnership	Alliance, Nebraska	Retro Development, Inc.	89%	100%	100%	95%	79%

Blessed Rock of El Monte	El Monte, California	Everland, Inc.	100%	99%	100%	100%	100%

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	Trianon - Broadway, LLC, a New Mexico Limited Liability Company	97%	99%	92%	94%	79%

Cascade Pines, L.P. II	Atlanta, Georgia	Urban Residential Management, Inc., a Georgia Corporation	N/A	N/A	57%	51%	53%

Curtis Associates I, L.P.	Curtis, Nebraska	Joseph A. Shepard and Kenneth M. Vitor	83%	92%	92%	92%	83%

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	Clifford E. Olsen	100%	100%	100%	100%	100%

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	Retro Development, Inc. of Oklahoma and Most Worshipful Prince Hall Grand Lodge	83%	94%	100%	100%	94%

Heritage Apartments I, L.P.	Berkeley, Missouri	Joseph A. Shepard and Kenneth M. Vitor	100%	100%	97%	100%	100%

Hillcrest Associates, A Limited Partnership	Ontario, Oregon	Riley J. Hill	93%	96%	96%	86%	79%

Patten Towers, L.P. II (1)	Chattanooga, Tennessee	Patten Towers Partners, LLC	96%	93%	86%	93%	93%
Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	Kenneth M. Vitor	88%	100%	100%	100%	100%

Raymond S. King Apartments Limited Partnership	Greensboro, North Carolina	Project Homestead, Inc.	83%	96%	100%	78%	57%

Rosedale Limited Partnership	Silver City, New Mexico	Deke Noftsker and ABO Corporation	100%	88%	97%	94%	88%

Shepherd South Apartments I, Ltd.	Shepherd, Texas	Donald W. Sowell	96%	92%	92%	92%	100%

Solomon Associates I, L.P.	Solomon, Kansas	Joseph A. Shepard and Kenneth M. Vitor	88%	81%	88%	81%	94%

Talladega County Housing Ltd.	Talladega, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	97%	90%	97%	87%	100%

The Willows Apartments Limited Partnership	Morganton, North Carolina	John C. Loving, Gordon D. Brown, Jr. and Western N.C. Housing Partnership	100%	97%	97%	100%	100%

			96%	95%	94%	80%	79%

N/A- The Local Limited Partnership was sold prior to the respective year end.

(1) The Local Limited Partnership has been identified for disposition.

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

b)	At March 31, 2009, there were 881 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than, perhaps, refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock

f)	No unregistered securities were sold by the Partnership during the year ended March 31 2009.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	For the Years Ending March 31,

	2009	2008	2007	2006	2005
ASSETS
Cash	$9,498	$83,448	$46,994	$23,160	$28,976
Investments in Local Limited Partnerships, net	-	1,120,103	1,912,366	2,735,652	4,284,480

Total Assets	$9,498	$1,203,551	$1,959,360	$2,758,812	$4,313,456

LIABILITIES
Accrued expenses	$4,000	$4,000	$4,000	$4,000	$4,000
Accrued fees and expenses due to General Partner and affiliates	648,548	1,781,320	1,738,278	1,514,839	640,631

Total Liabilities	652,548	1,785,320	1,742,278	1,518,839	644,631

PARTNERS' EQUITY (DEFICIT)	(643,050)	(581,769)	217,082	1,239,973	3,668,825

Total Liabilities and Partners’ Equity (Deficit)	$9,498	$1,203,551	$1,959,360	$2,758,812	$4,313,456

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2009	2008	2007	2006	2005
Loss from operations (Note 1)	$(1,532,255)	$(590,333)	$(3,724,657)	$(1,973,035)	$(578,619)
Equity in losses of Local Limited Partnerships	(903)	(208,618)	1,545,903	(455,938)	(1,111,635)
Interest income	23	100	135	121	79
Net loss	$(1,533,135)	$(798,851)	$(2,178,619)	$(2,428,852)	$(1,690,175)

Net loss allocated to:
General Partner	$(15,331)	$(7,989)	$(21,786)	$(24,289)	$(16,902)

Limited Partners	$(1,517,804)	$(790,862)	$(2,156,833)	$(2,404,563)	$(1,673,273)

Net loss per Partnership Unit	$(84.32)	$(43.94)	$(119.82)	$(133.59)	$(92.96)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000	18,000

Note 1 - Loss from operations for the years ended March 31, 2009, 2008, 2007, 2006 and 2005 include a charge for impairment losses on investments in Local Limited Partnerships of $1,115,739, $559,408,  $2,336,855, $1,058,869 and  $243,888, respectively.   (See Note 2 to the financial statements.)

	For the Years Ended March 31,

	2009	2008	2007	2006	2005

Net cash provided by (used in):

Operating activities	$(73,950)	$24,504	$(301,823)	$(18,401)	$1,455
Investing activities	-	11,950	16,134	12,585	4,773
Financing activities	-	-	309,523	-	-

Net change in cash	(73,950)	36,454	23,834	(5,816)	6,228

Cash, beginning of period	83,448	46,994	23,160	28,976	22,748

Cash, end of period	$9,498	$83,448	$46,994	$23,160	$28,976

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2008	2007	2006	2005	2004

Federal	$6	$51	$91	$132	$132
State	-	-	-	-	-

Total	$6	$51	$91	$132	$132

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-K contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership’s most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership’s reported financial results, and certain of the Partnership’s risks and uncertainties.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities”, because the Partnership is not considered the primary beneficiary.  The Partnership’s balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership’s exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

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

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 (“FAS FSP 157-2”), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (“SFAS 141R”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target’s assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership’s financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership’s financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments.  This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable.  The Partnership does not expect this pronouncement to have a material impact on the Partnership’s financial statements.

In December 2008, the FASB issue FASB No. FAS 140-4 and FIN46(R)-8 (the “FSP”), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008.  The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for the Partnership as of June 30, 2009 and the Partnership does not expect the FSP will impact the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued.  SFAS No. 165 is effective for periods ending after June 15, 2009.  The Partnership will provide the necessary disclosures when appropriate and does not anticipate any material impact to the disclosures.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The Codification is intended to reorganize, rather than change, existing GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, all references to currently existing GAAP will be removed and will be replaced with plain English explanations of the Partnership’s accounting policies beginning with financial statements for the interim period ended September 30, 2009. The adoption of the Codification is not expected to have a material impact on the Partnership’s financial position or results of operations.

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

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

For the year ended March 31, 2009

The Partnership’s assets at March 31, 2009 consisted of $9,000 in cash.  Liabilities at March 31, 2009 consisted of $649,000 of accrued fees and advances payable to the General Partner and/or its affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 of accrued expenses.

Results of Operations

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The Partnership’s net loss for the year ended March 31, 2009 was $(1,533,000), reflecting an increase of $(734,000) from the net loss experienced for the year ended March 31, 2008 of $(799,000). There was a decrease of equity in losses from Local Limited Partnerships of $208,000. All investments in Local Limited Partnerships were reduced to zero during the current year. Therefore, no further losses could be taken. The large decrease of equity in losses was offset by the $(556,000) increase in impairment loss. For the year ended March 31, 2008 the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership, and compared the total amount to the current carrying value of each investment in the Partnership resulting in an impairment of $559,000. For the year ended March 31, 2009 all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances resulting in impairment of $946,000. In addition to that change the Partnership also started evaluating its acquisition fees for impairment in connection with its investments in Local Limited Partnerships. An additional $170,000 was impaired based on this analysis. There was also a $(369,000) increase in write off of advances to Local Limited Partnerships.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  The accounting and legal expense increased by $(53,000) for the year ended March 31, 2009 compared to the year ended March 31, 2008, due to the timing of the accounting work being performed. Amortization decreased by $9,000 during the year ended March 31, 2009.  The decrease in amortization is due to the fact that the acquisition fees were impaired to zero and therefore no further amortization could be taken.  Reporting fees and distribution income increased by $26,000 and $23,000, respectively, for the year ended March 31, 2009 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007  The Partnership’s net loss for the year ended March 31, 2008 was $(799,000), reflecting a decrease of $1,380,000 from the net loss experienced for the year ended March 31, 2007 of $(2,179,000). That decrease in net loss was largely due to a decrease in equity in income from Local Limited Partnerships of $(1,755,000).  For the year ended March 31, 2007 one Local Limited Partnership, Patten Towers, L.P., II had forgiveness of debt income of $2,771,000 and for the year ended March 31, 2008 that Local Limited Partnership had operational losses.  The large increase of equity in losses was offset by the decrease in loss from operations which was largely due to a $1,777,000 decrease in impairment loss. The unusually large decrease in impairment loss was due to one Local Limited Partnership, Patten Towers, L.P., II, recognizing forgiveness of debt income of $2,771,000 due to mortgage notes being forgiven for the year ended March 31, 2007.  Prior to the year ended March 31, 2007 the Partnership’s investment balance in this Local Limited Partnership was zero.  The Partnership recorded its share of the forgiveness of debt and performed an impairment analysis which showed that the investment in the Local Limited Partnership was impaired and as such an impairment loss was recorded to bring the investment balance to zero.  There was no such forgiveness of debt and related impairment loss for the year ended March 31, 2008.  There was also a $1,312,000 decrease in write off of advances to Local Limited Partnerships.  During the year ended March 31, 2008 there were no advances made to Local Limited Partnerships compared to advances during the year ended March 31, 2007 of $(1,312,000).  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  The accounting and legal expense decreased by $16,000 for the year ended March 31, 2008 compared to the year ended March 31, 2007, due to a timing issue of the accounting work being performed.  The other operating expenses decreased by $3,000 and amortization decreased by $4,000 during the year ended March 31, 2008.  The decrease in amortization is due to the fact that when a Local Limited Partnership’s investment balance reaches zero the remaining net acquisition costs and fees associated with that investment are written off.  Reporting fees and distribution income increased by $8,000 and $2,000, respectively, for the year ended March 31, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008   The net decrease in cash during the year ended March 31, 2009 was $(74,000) compared to a net increase in cash for the year ended March 31, 2008 of $36,000. The net change of $(110,000) was due to the decrease in net cash used in operating activities of $(98,000) and the decrease in net cash provided by investing activities of $(12,000). During the year ended March 31, 2009 the Partnership made advances of $369,000 to Local Limited Partnerships compared to no advances made during the year ended March 31, 2008. The change in accrued fees and expenses due to General Partner and affiliates for the year ended March 31, 2008 was $43,000 compared to $(1,133,000) during the year ended March 31, 2009. This change was due to the forgiveness of debt by the General Partner. The Partnership had an increase of $26,000 and $23,000 in reporting fees and distribution income, respectively, received for the year ended March 31, 2009 compared to March 31, 2008.  Both the reporting fees and the distributions can vary from year to year depending on the cash flow and operations of the Local Limited Partnerships. Miscellaneous income also decreased by $(12,000) for the year ended March 31, 2009.  The cash provided by investing activities decreased by $(12,000) due to distributions from Local Limited Partnerships decreasing by that amount.  The non-cash financing activities increased by $1,472,000 due to advances made in prior years that were forgiven by the General Partner or an affiliate and converted to contributions by the General Partner.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007   The net increase in cash during the year ended March 31, 2008 was $36,000 compared to a net increase in cash for the year ended March 31, 2007 of $24,000. The net change of $12,000 was due to the decrease in net cash used in operating activities of $326,000, the decrease in net cash provided by investing activities of $(4,000) and the decrease in net cash provided by financing of $(310,000). During the year ended March 31, 2008 the Partnership made no advances to Local Limited Partnerships compared to $1,312,000 that was advanced for the year ended March 31, 2007.  That netted to a decrease in cash used for the year ended March 31, 2008 of $1,312,000. The Partnership did not have excessive amounts of cash therefore the change in accrued fees and expenses due to General Partner and affiliates for the year ended March 31, 2007 was $1,070,000 compared to $43,000 during the year ended March 31, 2008. A large portion of the March 31, 2007 amount was advances made to the Partnership by the General Partner or an affiliate that was then advanced to the Local Limited Partnerships that were experiencing operational issues.  The Partnership had an increase of $8,000 and $2,000 in reporting fees and distribution income, respectively, received for the year ended March 31, 2008 compared to March 31, 2007.  Both the reporting fees and the distributions can vary from year to year depending on the cash flow and operations of the Local Limited Partnerships. Miscellaneous income also increased by $12,000 for the year end March 31, 2008.  The cash provided by investing activities decreased by $(4,000) due to distributions from Local Limited Partnerships decreasing by that amount.  The cash provided by financing activities decreased by $(310,000) due to advances made during the year ended March 31, 2007 that were forgiven by the General Partner or an affiliate and converted to contributions by the General Partner.  There was no additional forgiveness of debt during the year ended March 31, 2008.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $(1,133,000), $43,000 and $223,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2010.

Other Matters

One Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection.  HUD currently has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers.  If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses.  Patten Towers requested and received approval from HUD to participate in a follow-up inspection.  As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program.  Patten Towers is currently listed for sale with a national brokerage firm.  The Partnership does not anticipate proceeds from the sale. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2009 the investment balance of Patten Towers was $0.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”).  Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits.  Heritage carries general liability and extended liability insurance.  The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each.  If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0, at March 31, 2009 and 2008, respectively.  Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total

Asset management fees(1)	$472,625	$49,500	$49,500	$49,500	$49,500	$1,782,000	$2,452,625
Total contractual cash obligations	$472,625	$49,500	$49,500	$49,500	$49,500	$1,782,000	$2,452,625

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2009 have been included in the 2010 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the Partnership) as of March 31, 2009 and 2008, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2009. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects, the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

Bethesda, Maryland
December 27, 2009

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2009	2008
ASSETS
Cash	$9,498	$83,448
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	1,120,103

Total Assets	$9,498	$1,203,551

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$4,000	$4,000
Accrued fees and advances due to General Partner and affiliate (Note 3)	648,548	1,781,320

Total Liabilities	652,548	1,785,320

Partners’ equity (deficit)
General Partner	2,419,384	962,861
Limited Partners (25,000 Partnership Units authorized;18,000 Partnership Units issued and outstanding)	(3,062,434)	(1,544,630)

Total Partners’ Equity (Deficit)	(643,050)	(581,769)

Total Liabilities and Partners’ Equity (Deficit)	$9,498	$1,203,551

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2009	2008	2007

Reporting fees	$57,563	$31,608	$23,350
Distribution income	24,650	1,738	-
Miscellaneous income	-	11,814	-

Total income	82,213	45,160	23,350

Operating expenses:
Amortization (Notes 2 and 3)	3,461	12,287	16,200
Asset management fees (Note 3)	49,500	49,500	49,500
Impairment loss (Note 2)	1,115,739	559,408	2,336,855
Accounting and legal fees	59,802	7,538	23,482
Write off of advances to Local Limited Partnerships (Note 5)	368,824	-	1,312,135
Other	17,142	6,760	9,835
Total operating expenses	1,614,468	635,493	3,748,007

Loss from operations	(1,532,255)	(590,333)	(3,724,657)

Equity in income (losses) of Local Limited Partnerships (Note 2)	(903)	(208,618)	1,545,903

Interest income	23	100	135

Net loss	$(1,533,135)	$(798,851)	$(2,178,619)

Net loss allocated to:
General Partner	$(15,331)	$(7,989)	$(21,786)
Limited Partners	$(1,517,804)	$(790,862)	$(2,156,833)

Net loss per Partnership Unit	$(84.32)	$(43.94)	$(119.82)

Outstanding weighted Partnership Units	18,000	18,000	18,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2009, 2008 and 2007

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(163,092)	$1,403,065	$1,239,973

Contributions (Note 6)	1,155,728	-	1,155,728

Net loss	(21,786)	(2,156,833)	(2,178,619)

Partners’ equity (deficit) at March 31, 2007	970,850	(753,768)	217,082

Net loss	(7,989)	(790,862)	(798,851)

Partners’ equity (deficit) at March 31, 2008	962,861	(1,544,630)	(581,769)

Contributions (Note 6)	1,471,854	-	1,471,854

Net loss	(15,331)	(1,517,804)	(1,533,135)

Partners’ equity (deficit) at March 31, 2009	$2,419,384	$(3,062,434)	$(643,050)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,

	2009	2008	2007

Cash flows from operating activities: Net loss	$(1,533,135)	$(798,851)	$(2,178,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	3,461	12,287	16,200
Impairment loss	1,115,739	559,408	2,336,855
Equity in (income) losses of Local Limited Partnerships	903	208,618	(1,545,903)
Advances to Local Limited Partnerships	(368,824)	-	(1,312,135)
Write off of advances to Local Limited Partnerships	368,824	-	1,312,135
Change in accrued fees and expenses due to General Partner and affiliates	339,082	43,042	1,069,644

Net cash provided by (used in) operating activities	(73,950)	24,504	(301,823)

Cash flows from investing activities:
Distribution from Local Limited Partnerships	-	11,950	16,134

Net cash provided by investing activities	-	11,950	16,134

Cash flows from financing activities:
Contribution from General Partner	-	-	309,523

Net cash provided by financing activities	-	-	309,523

Net increase (decrease) in cash	(73,950)	36,454	23,834

Cash, beginning of year	83,448	46,994	23,160

Cash, end of year	$9,498	$83,448	$46,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

NON-CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$1,471,854	$-	$846,205

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31 2009, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995.  The Partnership was formed to invest primarily in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”).  The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units had concluded in January 1996, at which time 18,000 Partnership Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been accepted.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

An investment in the Partnership and the Partnership’s investments in Local Limited Partnerships and their Housing Complexes are subject to risks.  These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership’sinvestments.  Some of those risks include the following:

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing  Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction.  Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on th e Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2010.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnership have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, (“Compliance Period”) risks exist for potential recapture of prior Low Income Housing Tax Credits received.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.  As of March 31, 2009, none of the Housing Complexes had completed the 15 year Compliance Period.

Prior to March 31, 2009, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”) and Evergreen Apartments I Limited Partnership, (“Evergreen”).

Cumulative advances to one Local Limited Partnership, Cascade Pines, L.P., II (“Cascade Pines”) totaled $1,155,728 at March 31, 2007.  In prior years, the Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues.  When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership were forgiven.  The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners’ equity (deficit) in the Partnership’s financial statements.

One Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection.  HUD currently has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers.  If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses.  Patten Towers requested and received approval from HUD to participate in a follow-up inspection.  As of January

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program.  Patten Towers is currently listed for sale with a national brokerage firm. The Partnership does not anticipate proceeds from the sale. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2009 the investment balance of Patten Towes was $0.

As of December 23, 2009, the Partnership has identified one Local Limited Partnership, Raymond S. King Apartments L.P. (“Raymond S. King”) for disposition.   Raymond S. King was sold on December 31, 2009 to one of the Local General Partners who purchased the Limited Partnership interests for $1.  Raymond S. King was appraised with a value of $28,000 and the outstanding mortgage debt was $781,939 at December 31, 2008.  In selling this Limited Partnership interests, the Partnership received $1 for its Limited Partnership interests in this Local Limited Partnership. The Partnerships net investment balance in this Local Limited Partnership was zero at the time of the sale.  Accordingly, no material gain or loss will be recorded by the Partnership upon this disposition.  In order for the Local General Partner to agree to buy this Limited Partnership interest, the Partnership has agreed to pay $32,478 to Raymond S. King to bring all of its payables current, pay for the preparation of the 2009 annual audit and tax return, bring the property taxes current and fund a reserve account for the estimated cash short fall for the coming year.  The Partnership currently has approximately $15,000 cash on hand, therefore the Partnership’s General Partner and/or its affiliate has advanced the necessary cash to the Partnership in order to fulfill its commitment to pay the $32,478 to Raymond S. King.
The Local Limited Partnership will complete its 15-year compliance period in 2011; therefore there is a risk of tax credit recapture. The last year in which Low Income Housing Tax Credits were generated by this Local Limited Partnership was 2007. The maximum exposure of recapture along with the interest and penalties related to the recapture is $177,700 which equates to $9.87 per Limited Partnership Unit.  The executed Purchase Agreement states that Raymond S. King must remain in compliance with Section 42 of the IRS code. Until the completion of the 15-year compliance period is completed, the Purchaser must furnish the Partnership with certain reports proving that the property is still in compliance with the IRS code.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnership. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities”, because the Partnership is not considered the primary beneficiary.  The Partnership’s balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership’s exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2009, all investment accounts in Local Limited Partnerships had reached zero.

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

Reporting Comprehensive Income

The Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period.  As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements.  Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 (“FAS FSP 157-2”), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (“SFAS 141R”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target’s assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On December 4, 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership’s financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments.  This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable.  The Partnership does not expect this pronouncement to have a material impact on the Partnership’s financial statements.

In December 2008, the FASB issue FASB No. FAS 140-4 and FIN46(R)-8 (the “FSP”), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008.  The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for the Partnership as of June 30, 2009 and the Partnership does not expect the FSP will impact the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued.  SFAS No. 165 is effective for periods ending after June 15, 2009.  The Partnership will provide the necessary disclosures when appropriate and does not anticipate any material impact to the disclosures.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The Codification is intended to reorganize, rather than change, existing GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, all references to currently existing GAAP will be removed and will be replaced with plain English explanations of the Partnership’s accounting policies beginning with financial statements for the interim period ended September 30, 2009. The adoption of the Codification is not expected to have a material impact on the Partnership’s financial position or results of operations.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships.  Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the year ended March 31 2009, 2008 and 2007 was $3,461, $12,287 and $16,200, respectively.  During the years ended March 31, 2009, 2008 and 2007, an impairment of $169,940, $0 and $0. respectively, was recorded against these costs.

Impairment

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss.  Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  For the years ended March 31, 2009, 2008 and 2007, impairment expense related to investments in Local Limited Partnerships was $945,799, $559,408 and $2,336,855, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investments carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the fund and the estimated residual value of the investment. During the years ended March 31, 2009, 2008 and 2007 an impairment loss of $169,940, $0 and $0, respectively, was recorded on the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2009 and 2008, the Partnership owned Limited Partnership interests in 16 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 744 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities.  Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments for which the Partnership is entitled to 49.49% of such amount.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership’s Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2009 and 2008, are approximately $2,821,000 and $3,272,000 respectively less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.  The Partnership’s equity in losses of Local Limited Partnerships is also lower than the Partnership’s equity as shown in the Local Limited Partnership’s combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total amount of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.  As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances.  For the years ended March 31, 2009, 2008 and 2007 impairment loss related to investments in Local Limited Partnerships were $945,799, $559,408 and $2,336,855, respectively.  During the years ended March 31, 2009, 2008 and 2007, an impairment loss of $169,940, $0 and $0, respectively, was recorded on the related intangibles.

At March 31 2009, the investment accounts in all the Local Limited Partnerships have reached a zero balance.  Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31 2009, 2008 and 2007 amounting to approximately $1,578,000, $482,000 and  $301,000, respectively, have not been recognized.  As of March 31, 2009, the aggregate share of net losses not recognized by the Partnership amounted to $3,161,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,

	2009	2008	2007

Investments per balance sheet, beginning of period	$1,120,103	$1,912,366	$2,735,652
Impairment loss	(1,115,739)	(559,408)	(2,336,855)
Equity in income (losses) of Local Limited Partnerships	(903)	(208,618)	1,545,903
Amortization of paid acquisition fees and costs	(3,461)	(12,287)	(16,200)
Distributions received from Local Limited Partnerships	-	(11,950)	(16,134)

Investment per balance sheet, end of period	$-	$1,120,103	$1,912,366

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Years Ended March 31,

	2009	2008	2007

Investments in Local Limited Partnerships, net	$-	$946,704	$1,622,624
Acquisition fees and costs, net of accumulated amortization of $0, $1,147,894 and $1,031,553	-	173,399	289,742
Investments per balance sheet, end of period	$-	$1,120,103	$1,912,366

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

COMBINED CONDENSED BALANCE SHEETS
	2008	2007
ASSETS
Buildings and improvements (net of accumulated depreciation for 2008 and 2007 of $15,938,000 and $14,019,000, respectively)	$23,119,000	$24,735,000
Land	2,327,000	2,307,000
Other assets	2,535,000	2,719,000
Total assets	$27,981,000	$29,761,000

LIABILITIES
Mortgage and construction loans payable	$17,548,000	$17,800,000
Due to affiliates	3,392,000	3,264,000
Other liabilities	990,000	986,000

Total liabilities	21,930,000	22,050,000

PARTNERS' CAPITAL
WNC Housing Tax Credit Fund V, L.P., Series 3	2,821,000	4,392,000
Other partners	3,230,000	3,319,000
Total partners’ equity	6,051,000	7,711,000
Total liabilities and partners’ equity	$27,981,000	$29,761,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2008	2007	2006

Revenues	$4,497,000	$5,417,000	$8,249,000

Expenses:
Operating expenses	3,384,000	3,826,000	4,414,000
Interest expense	782,000	797,000	767,000
Depreciation and amortization	1,305,000	1,263,000	1,715,000
Impairment	640,000	-	-

Total expenses	6,111,000	5,886,000	6,896,000

Net income( loss)	$(1,614,000)	$(469,000)	$1,353,000

Net income( loss) allocable to the Partnership	$(1,546,000)	$(481,000)	$1,316,000

Net income( loss) recorded by the Partnership	$(1,000)	$(209,000)	$1,546,000

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

Troubled Housing Complexes

One Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), had a less-than-satisfactory score from HUD on the 2006 and 2007 property inspection.  HUD currently has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers.  If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses.  Patten Towers requested and received approval from HUD to participate in a follow-up inspection.  As of January 2009, HUD re-inspected the property and Patten Towers received an acceptable score from HUD thereby allowing the property to continue to participate in the housing assistance program.  Patten Towers is currently listed for sale with a national brokerage firm. The Partnership does not anticipate proceeds from the sale. Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2009 the investment balance of Patten Towers was $0

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”).  Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits.  Heritage carries general liability and extended liability insurance.  The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each.  If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0, at March 31, 2009 and 2008, respectively.  Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented the Partnership incurred total acquisition fees of $1,200,785, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0 and $1,027,384 as of March 31, 2009 and 2008, respectively. During the years ended March 31, 2009 and 2008 $0 and $104,054, respectively, of the related expense was reflected as equity in losses of Local Limited Partnerships, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. During the years ended March 31, 2009 and 2008 $169,940 and $0, respectively, of the related expense was reflected as impairment loss.

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such.  Management fees of $49,500 was incurred during each of the years ended March 31 2009, 2008 and 2007, of which $0 was paid for all three years presented.

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

 The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $35,250, $0 and $0 during each of the years ended March 31, 2009, 2008 and 2007, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2009	2008

Asset management fee payable	$423,125	$373,625
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	103,031	176,045
Advances made to the Partnership from the General Partner or affiliates	122,392	1,231,650

Total	$648,548	$1,781,320

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2010.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31:

2009	June 30	September 30	December 31	March 31

Income	$2,000	$71,000	$1,000	$8,000

Operating expenses	(1,134,000)	(162,000)	(161,000)	(157,000)

Loss from operations	(1,132,000)	(91,000)	(160,000)	(149,000)

Equity in losses of Local Limited Partnerships	(1,000)	-	-	-

Net loss	(1,133,000)	(91,000)	(160,000)	(149,000)

Net loss available to Limited Partners	$(1,122,000)	$(91,000)	$(158,000)	$(147,000)

Net loss per Partnership Unit	$(62)	$(5)	$(9)	$(8)

2008	June 30	September 30	December 31	March 31

Income	$-	$33,000	$12,000	$-

Operating expenses	(553,000)	(26,000)	(19,000)	(38,000)

Income (loss) from operations	(553,000)	7,000	(7,000)	(38,000)

Equity in losses of Local Limited Partnerships	(34,000)	(26,000)	(26,000)	(123,000)

Net loss	(587,000)	(18,000)	(33,000)	(161,000)

Net loss available to Limited Partners	$(581,000)	$(18,000)	$(33,000)	$(159,000)

Net loss per Partnership Unit	$(32)	$(1)	$(2)	$(9)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

2007	June 30	September 30	December 31	March 31

Income	$1,000	$20,000	$-	$2,000

Operating expenses	(1,641,000)	(783,000)	(719,000)	(605,000)

Loss from operations	(1,640,000)	(763,000)	(719,000)	(603,000)

Equity in income (losses) of Local Limited Partnerships	541,000	541,000	541,000	(77,000)

Net loss	(1,099,000)	$(222,000)	$(178,000)	$(680,000)

Net loss available to Limited Partners	$(1,088,000)	$(220,000)	$(176,000)	$(673,000)

Net loss per Partnership Unit	$(60)	$(12)	$(10)	$(37)

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2009, 2008 and 2007, the Partnership in total had voluntarily advanced $1,818,241, $1,449,417, and $1,449,417 respectively, to five Local Limited Partnerships, Hasting Apartments I, Alliance Apartments I, Patten Towers L. P. II,  Broadway Apartments, L.P. and Raymond S. King Apartments, L.P.  The total advances made during the year ended March 31, 2009 were $368,824 which were also reserved for as of March 31, 2009.  All advances were reserved in full in the year they were advanced.

NOTE 6 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

Cumulative advances to one Local Limited Partnership, Cascade Pines, L.P., II (“Cascade Pines”) totaled $1,155,728 at March 31, 2007.  In prior years, the Partnership had received cash advances from the General Partner or affiliates, which were in turn advanced to Cascade Pines to aid the property with its operational issues.  When Cascade Pines was sold during the year ended March 31, 2007, there were no net cash proceeds and therefore the advances that were previously made by the General Partner to the Partnership were forgiven.  The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners’ equity (deficit) in the Partnership’s financial statements.

During the year ended March 31, 2009, the Partnership had $39,030 in expenses paid by the General Partner or affiliates on its behalf.   The General Partner forgave the debt as it was deemed uncollectible.  The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners’ equity (deficit) in the Partnership’s financial statements.   Additionally, the Partnership was relieved of debt owed to the General Partner totaling $1,432,824.   The Partnership had received cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
For the Years Ended March 31 2009, 2008 and 2007

NOTE 7 SUBSEQUENT EVENTS

As of December 23, 2009, the Partnership has identified one Local Limited Partnership, Raymond S. King Apartments L.P. (“Raymond S. King”) for disposition.   Raymond S. King was sold on December 31, 2009 to one of the Local General Partners who purchased the Limited Partnership interests for $1.  Raymond S. King was appraised with a value of $28,000 and the outstanding mortgage debt was $781,939 at December 31, 2008.  In selling this Limited Partnership interests, the Partnership received $1 for its Limited Partnership interests in this Local Limited Partnership. The Partnerships net investment balance in this Local Limited Partnership was zero at the time of the sale.  Accordingly, no material gain or loss will be recorded by the Partnership upon this disposition.  In order for the Local General Partner to agree to buy this Limited Partnership interest, the Partnership has agreed to pay $32,478 to Raymond S. King to bring all of its payables current, pay for the preparation of the 2009 annual audit and tax return, bring the property taxes current and fund a reserve account for the estimated cash short fall for the coming year.  The Partnership currently has approximately $15,000 cash on hand, therefore the Partnership’s General Partner and/or its affiliate has advanced the necessary cash to the Partnership in order to fulfill its commitment to pay the $32,478 to Raymond S. King.

The Local Limited Partnership will complete its 15-year compliance period in 2011; therefore there is a risk of tax credit recapture.  The last year in which Low Income Housing Tax Credits were generated by this Local Limited Partnership was 2007.  The maximum exposure of recapture along with the interest and penalties related to the recapture is $177,700 which equates to $9.87 per Limited Partnership Unit.  The executed Purchase Agreement states that Raymond S. King must remain in compliance with Section 42 of the IRS code. Until the completion of the 15-year compliance period is completed, the Purchaser must furnish the Partnership with certain reports proving that the property is still in compliance with the IRS code.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31 2009, 2008 or 2007. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the management of Associates; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31 2009. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information.  Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the period ended March 31 2009, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

Neither the General Partner nor the Partnership has directors, executive officers or employees of its own.  The business of the Partnership is conducted primarily through Associates.  Associates is a California corporation which was organized in 1971.  The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
David N. Shafer, Esq.	Executive Vice President
Michael J. Gaber	Executive Vice President
Sylvester P. Garban	Senior Vice President – Institutional Investments
Thomas J. Riha, CPA	Senior Vice President – Asset Management
Thomas J. Hollingsworth	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Melanie R. Wenk	Vice President – Chief Financial Officer
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of Associates are Wilfred N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are trusts established by the Coopers.

Wilfred N. Cooper, Sr., age 78, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates.  Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

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

Michael J. Gaber, age 42, is an Executive Vice President, oversees the Originations, and the Acquisitions Departments, and is a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997.  Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America.  Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

Sylvester P. Garban, age 62, is Senior Vice President – Institutional Investments of Associates and a registered principal with WNC Capital Corporation.  Mr. Garban has been involved in domestic and multinational institutional real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a commercial real estate development and management firm. He was previously involved in operations management with The Taubman Company, an international regional mall developer. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 54, is Senior Vice President – Asset Management and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, age 58, is Vice President – Asset Management of Associates and oversees WNC’s asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for over 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank.  He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 45, is Vice President – Acquisitions of, and oversees the property underwriting activities of, Associates. Mr. Hand has been involved in real estate analysis, development and management since 1987.  Prior to the Partnership is obligated to the General Partners or its affiliates for the following fees: joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets.  Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company.  Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

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

(f)     Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the audit Committee

Neither the Partnership nor Associates has an audit committee.

(j)	Changes to Nominating Procedures

Inapplicable.

(k)     Compliance With Section 16(a) of the Exchange Act

         None.

(l)    Code of Ethics

         Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates.  The Code of Ethics will be provided without charge to any person who requests it.  Such requests should be directed to:  Investor Relations at (714)662-5565 extension 187.

Item 11.  Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement.  The compensation and other economic benefits to the General Partner and its affiliates provided for in the Agreement are summarized below.

(a)  Compensation for Services

For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual Asset Management Fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $49,500 were incurred during each of the years ended March 31, 2009, 2008 and 2007, of which $0 was paid for each of the years ended March 31, 2009, 2008 and 2007.

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

(b)  Operating Expenses

Reimbursement to a General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report).  The Agreement defines “Operating Cash Expenses” as

“ . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $82,944, $13,542 and $33,317 for the years ended March 31, 2009, 2008 and 2007, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $35,250, $0 and $0 during the years ended March 31, 2009, 2008 and 2007, respectively.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,027, $9,113 and  $16,453 for the years ended December 31, 2008, 2007 and 2006, respectively.  The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2009, 2008 and 2007.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2009, 2008 and 2007.

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

(b)	Security Ownership of Certain Beneficial Owners

The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units for the years ended March 31, 2009 and 2008.

Title of Class	Name and Address of Beneficial Owner	Amount of Units Controlled	Percent of Class

Units of Limited Partnership Interests	Sempra Section 42, LLC P.O. Box 126943 San Diego, CA 92113-6943	4,560 units	25.3%

Units of Limited Partnership Interests	Western Financial Savings Bank 23 Pasteur Irvine, CA 92718	1,068 units	5.9%

(c)	Security Ownership of Management

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)
The General Partner manages all of the Partnership's affairs.  The transactions with the General Partner are    primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2009	2008

Audit Fees	$52,971	$-
Audit-related Fees		-
Tax Fees	2,890	2,755
All Other Fees		-
TOTAL	$55,861	$2,755

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of Financial statements included in Part II hereof

Balance Sheets, March 31, 2009 and 2008
Statements of Operations for the years ended March 31, 2009, 2008 and 2007
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2009, 2008 and 2007
Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007
Notes to Financial Statements

(a)(2)           List of Financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

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

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alliance Apartments I Limited Partnership	Alliance, Nebraska	$604,000	$604,000	$320,000	$148,000	$1,401,000	$517,000	$1,032,000

Blessed Rock of El Monte	El Monte, California	2,511,000	2,511,000	3,347,000	1,323,000	8,254,000	2,375,000	7,202,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	2,029,000	2,029,000	1,196,000	70,000	3,430,000	1,499,000	2,001,000

Curtis Associates I, L.P.	Curtis, Nebraska	88,000	88,000	409,000	10,000	531,000	238,000	303,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	249,000	249,000	864,000	40,000	1,377,000	601,000	816,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	542,000	542,000	140,000	32,000	1,303,000	500,000	835,000

Heritage Apartments I, L.P.	Berkeley, Missouri	752,000	752,000	626,000	105,000	1,596,000	675,000	1,026,000

Hillcrest Associates, a Limited Partnership	Ontario, Oregon	354,000	354,000	1,255,000	96,000	1,605,000	585,000	1,116,000

Patten Towers, L.P. II (1)	Chattanooga, Tennessee	2,154,000	2,154,000	4,229,000	290,000	11,481,000	5,816,000	5,955,000

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	85,000	85,000	299,000	25,000	498,000	223,000	300,000

Raymond S. King Apartments Limited Partnership	Greensboro, North Carolina	437,000	437,000	782,000	10,000	1,091,000	372,000	729,000

Rosedale Limited Partnership	Silver City, New Mexico	309,000	309,000	1,278,000	40,000	1,730,000	758,000	1,012,000

Shepherd South Apartments I, Ltd.	Shepherd, Texas	121,000	121,000	529,000	12,000	765,000	288,000	489,000

Solomon Associates I, L.P.	Solomon, Kansas	138,000	138,000	552,000	16,000	719,000	351,000	384,000

Talladega County Housing Ltd.	Talladega, Alabama	653,000	653,000	722,000	62,000	1,447,000	525,000	984,000

The Willows Apartments Limited Partnership	Morganton, North Carolina	841,000	841,000	1,000,000	48,000	1,829,000	615,000	1,262,000

		$11,867,000	$11,867,000	$17,548,000	$2,327,000	$39,057,000	$15,938,000	$25,446,000

(1) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Status	Year Investment Acquired	Estimated Useful Life (Years)

Alliance Apartments I Limited Partnership	$89,000	$(16,000)	Completed	1997	40

Blessed Rock of El Monte	946,000	(26,000)	Completed	1997	40

Broadway Apartments, Limited Partnership	417,000	(87,000)	Completed	1997	40

Curtis Associates I, L.P.	50,000	(17,000)	Completed	1997	27.5

Escatawpa Village Associates, Limited Partnership	189,000	(58,000)	Completed	1997	27.5

Hastings Apartments I, Limited Partnership	80,000	(23,000)	Completed	1996	40

Heritage Apartments I, L.P.	141,000	(45,000)	Completed	1997	27.5

Hillcrest Associates, A Limited Partnership	200,000	(30,000)	Completed	1997	40

Patten Towers, L.P. II (1)	1,459,000	(1,175,000)	Completed	1996	27.5

Prairieland Properties of Syracuse II, L.P.	46,000	(5,000)	Completed	1997	27.5

Raymond S. King Apartments Limited Partnership	53,000	(70,000)	Completed	1997	30

Rosedale Limited Partnership	181,000	(29,000)	Completed	1997	30

Shepherd South Apartments I, Ltd.	109,000	7,000	Completed	1996	40

Solomon Associates I, L.P.	84,000	(12,000)	Completed	1997	27.5

Talladega County Housing Ltd.	110,000	(17,000)	Completed	1996	40

The Willows Apartments Limited Partnership	154,000	(11,000)	Completed	1997	40
	$4,308,000	$(1,614,000)

(1) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
		As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alliance Apartments I Limited Partnership	Alliance, Nebraska	$604,000	$604,000	$323,000	$148,000	$1,401,000	$480,000	$1,069,000

Blessed Rock of El Monte	El Monte, California	2,511,000	2,511,000	3,444,000	1,271,000	8,095,000	2,140,000	7,226,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	2,029,000	2,029,000	1,210,000	70,000	3,430,000	1,372,000	2,128,000

Curtis Associates I, L.P.	Curtis, Nebraska	88,000	88,000	412,000	10,000	531,000	216,000	325,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	249,000	249,000	869,000	40,000	1,378,000	551,000	867,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	542,000	542,000	148,000	32,000	1,303,000	462,000	873,000

Heritage Apartments I, L.P.	Berkeley, Missouri	752,000	752,000	641,000	105,000	1,593,000	616,000	1,082,000

Hillcrest Associates, a Limited Partnership	Ontario, Oregon	354,000	354,000	1,261,000	96,000	1,605,000	546,000	1,155,000

Patten Towers, L.P. II (1)	Chattanooga, Tennessee	2,154,000	2,154,000	4,283,000	290,000	11,357,000	4,731,000	6,916,000

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
		As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	85,000	85,000	304,000	25,000	493,000	203,000	315,000

Raymond S. King Apartments Limited Partnership	Greensboro, North Carolina	437,000	437,000	781,000	10,000	1,090,000	345,000	755,000

Rosedale Limited Partnership	Silver City, New Mexico	309,000	309,000	1,285,000	44,000	1,728,000	713,000	1,059,000

Shepherd South Apartments I, Ltd.	Shepherd, Texas	121,000	121,000	536,000	12,000	755,000	270,000	497,000

Solomon Associates I, L.P.	Solomon, Kansas	138,000	138,000	555,000	16,000	719,000	323,000	412,000

Talladega County Housing Ltd.	Talladega, Alabama	653,000	653,000	735,000	62,000	1,447,000	487,000	1,022,000

The Willows Apartments Limited Partnership	Morganton, North Carolina	841,000	841,000	1,013,000	76,000	1,829,000	564,000	1,341,000

		$11,867,000	$11,867,000	$17,800,000	$2,307,000	$38,754,000	$14,019,000	$27,042,000

(1) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
	For the year ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Status	Year Investment Acquired	Estimated Useful Life (Years)

Alliance Apartments I Limited Partnership	$91,000	$257,000	Completed	1997	40

Blessed Rock of El Monte	938,000	37,000	Completed	1997	40

Broadway Apartments, Limited Partnership	395,000	(106,000)	Completed	1997	40

Curtis Associates I, L.P.	52,000	(19,000)	Completed	1997	27.5

Escatawpa Village Associates, Limited Partnership	180,000	(45,000)	Completed	1997	27.5

Hastings Apartments I, Limited Partnership	70,000	154,000	Completed	1996	40

Heritage Apartments I, L.P.	135,000	(63,000)	Completed	1997	27.5

Hillcrest Associates, A Limited Partnership	201,000	(22,000)	Completed	1997	40

Patten Towers, L.P. II (1)	1,446,000	(511,000)	Completed	1996	27.5

Prairieland Properties of Syracuse II, L.P.	46,000	(1,000)	Completed	1997	27.5

Raymond S. King Apartments Limited Partnership	82,000	(34,000)	Completed	1997	30

Rosedale Limited Partnership	151,000	(41,000)	Completed	1997	30

Shepherd South Apartments I, Ltd.	103,000	7,000	Completed	1996	40

Solomon Associates I, L.P.	79,000	-	Completed	1997	27.5

Talladega County Housing Ltd.	101,000	(35,000)	Completed	1996	40

The Willows Apartments Limited Partnership	148,000	(47,000)	Completed	1997	40
	$4,218,000	$(469,000)

(1) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007
		As of March 31, 2007		As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alliance Apartments I Limited Partnership	Alliance, Nebraska	$604,000	$604,000	$594,000	$148,000	$1,401,000	$443,000	$1,106,000

Blessed Rock of El Monte	El Monte, California	2,511,000	2,511,000	3,494,000	1,271,000	8,085,000	1,933,000	7,423,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	2,029,000	2,029,000	1,223,000	70,000	3,431,000	1,246,000	2,255,000

Cascade Pines, L.P. II (1)	Atlanta, Georgia	-	-	8,623,000	600,000	9,417,000	3,506,000	6,511,000

Curtis Associates I, L.P.	Curtis, Nebraska	88,000	88,000	414,000	10,000	527,000	194,000	343,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	249,000	249,000	873,000	40,000	1,378,000	501,000	917,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	542,000	542,000	338,000	32,000	1,303,000	423,000	912,000

Heritage Apartments I, L.P.	Berkeley, Missouri	752,000	752,000	577,000	105,000	1,592,000	557,000	1,140,000

Hillcrest Associates, a Limited Partnership	Ontario, Oregon	354,000	354,000	1,261,000	96,000	1,605,000	508,000	1,193,000

Patten Towers, L.P. II	Chattanooga, Tennessee	2,154,000	2,154,000	4,300,000	290,000	10,970,000	4,331,000	6,929,000

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007
		As of March 31, 2007		As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	85,000	85,000	310,000	25,000	490,000	185,000	330,000

Raymond S. King Apartments Limited Partnership	Greensboro, North Carolina	437,000	437,000	782,000	10,000	1,090,000	320,000	780,000

Rosedale Limited Partnership	Silver City, New Mexico	309,000	309,000	1,290,000	40,000	1,695,000	648,000	1,087,000

Shepherd South Apartments I, Ltd.	Shepherd, Texas	121,000	121,000	542,000	12,000	748,000	250,000	510,000

Solomon Associates I, L.P.	Solomon, Kansas	138,000	138,000	557,000	16,000	717,000	294,000	439,000

Talladega County Housing Ltd.	Talladega, Alabama	653,000	653,000	747,000	62,000	1,432,000	448,000	1,045,000

The Willows Apartments Limited Partnership	Morganton, North Carolina	841,000	841,000	1,028,000	76,000	1,828,000	513,000	1,391,000

		$11,867,000	$11,867,000	$26,953,000	$2,903,000	$47,709,000	$16,300,000	$34,311,000

(1) The Housing Complex was sold on January 3, 2007 and the Local Limited Partnership was subsequently dissolved.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007
	For the year ended December 31, 2006
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Status	Year Investment Acquired	Estimated Useful Life (Years)

Alliance Apartments I Limited Partnership	$88,000	$(35,000)	Completed	1997	40

Blessed Rock of El Monte	872,000	28,000	Completed	1997	40

Broadway Apartments, Limited Partnership	356,000	(115,000)	Completed	1997	40

Cascade Pines, L.P. II	1,224,000	(555,000)	Completed	1997	40

Curtis Associates I, L.P.	52,000	(20,000)	Completed	1997	27.5

Escatawpa Village Associates, Limited Partnership	163,000	(44,000)	Completed	1997	27.5

Hastings Apartments I, Limited Partnership	74,000	(6,000)	Completed	1996	40

Heritage Apartments I, L.P.	136,000	(49,000)	Completed	1997	27.5

Hillcrest Associates, A Limited Partnership	119,000	(23,000)	Completed	1997	40

Patten Towers, L.P. II	1,360,000	2,301,000 *	Completed	1996	27.5

Prairieland Properties of Syracuse II, L.P.	49,000	5,000	Completed	1997	27.5

Raymond S. King Apartments Limited Partnership	85,000	(36,000)	Completed	1997	30

Rosedale Limited Partnership	130,000	(33,000)	Completed	1997	30

Shepherd South Apartments I, Ltd.	125,000	6,000	Completed	1996	40

Solomon Associates I, L.P.	81,000	(7,000)	Completed	1997	27.5

Talladega County Housing Ltd.	93,000	(35,000)	Completed	1996	40

The Willows Apartments Limited Partnership	147,000	(29,000)	Completed	1997	40
	$5,154,000	$1,353,000

(*) The net income includes $2,770,708 of forgiveness of debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:           WNC & Associates, Inc.,
General Partner

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Date:           January 08, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:           January 08, 2010

By:           /s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:           January 08, 2010

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:    January 08, 2010

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:    January 08, 2010