Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2010-01-08
CIK 943904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes   No        X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   No        X

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets
	As of June 30, 2009 and March 31, 2009	3

	Statements of Operations
	For the Three Months Ended June 30, 2009 and 2008	4

	Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2009	5

	Statements of Cash Flows
	For the Three Months Ended June 30, 2009 and 2008	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4T.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	19

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

BALANCE SHEETS
(Unaudited)

	June 30, 2009	March 31, 2009

ASSETS

Cash	$26,252	$9,498
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$26,252	$9,498

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$4,000	$4,000
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	671,548	648,548

Total Liabilities	675,548	652,548

Partners’ Equity ( Deficit):
General Partner	2,419,322	2,419,384
Limited Partners (25,000 Partnership Units authorized;
18,000 Partnership Units issued and outstanding)	(3,068,618)	(3,062,434)

Total Partners’ Equity (Deficit)	(649,296)	(643,050)

Total Liabilities and Partners’ Equity (Deficit)	$26,252	$9,498

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	Three Months	Three Months

Distribution income	$34,031	$1,617

Operating expenses:
Amortization (Note 2)	-	3,461
Asset management fees (Note 3)	12,375	12,375
Legal and accounting fees	1,700	65
Impairment loss (Note 2)	-	1,115,739
Appraisal expenses	4,000	-
Write off of advances to Local Limited Partnerships	17,280	-
Other	4,925	2,030

Total operating expenses	40,280	1,133,670

Loss from operations	(6,249)	(1,132,053)

Equity in losses of Local
Limited Partnerships (Note 2)	-	(903)

Interest income	3	10

Net loss	$(6,246)	$(1,132,946)

Net loss allocated to:
General Partner	$(62)	$(11,329)

Limited Partners	$(6,184)	$(1,121,617)

Net loss per Partnership Unit	$(.34)	$(62.31)

Outstanding weighted Partnership Units	18,000	18,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2009
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$2,419,384	$(3,062,434)	$(643,050)

Net loss	(62)	(6,184)	(6,246)

Partners’ equity (deficit) at June 30, 2009	$2,419,322	$(3,068,618)	$(649,296)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(6,246)	$(1,132,946)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	-	3,461
Equity in losses of Local Limited Partnerships	-	903
Impairment loss	-	1,115,739
Advances to Local Limited Partnerships	(17,280)
Write off of advances to Local Limited Partnerships	17,280
Change in accrued fees and expenses due to
General Partner and affiliates	23,000	14,471

Net cash provided by operating activities	16,754	1,628

Net increase in cash	16,754	1,628

Cash, beginning of period	9,498	83,448

Cash, end of period	$26,252	$85,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on March 28, 1995.  The Partnership was formed to invest primarily in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc., (the “General Partner” or “Associates”). The chairman and president of Associates own substantially all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in January 1996, at which time 18,000 Partnership Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been accepted.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, had purchased 4,560 Units, which represents 25.3% of the Partnership Units outstanding for the Partnership.  Sempra Energy Financial invested $4,282,600.  A discount of $277,400 was allowed due to a volume discount.  On July 1, 2006 Sempra Energy Financial transferred their 4,560 Partnership Units to Sempra Section 42, LLC.  See Item 12(b) in the year ended March 31, 2009 10-K.  Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 Partnership Units, which represent 5.9% of the Units outstanding for the Partnership.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS --CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Western Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount.  See Item 12(b) in the year ended March 31, 2009 10-K.

The proceeds from the disposition of any of the Local Limited Partnership’s Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the Partnership.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

An investment in the Partnership and the Partnership’s investments in Local Limited Partnerships and their Housing Complexes are subject to risks.  These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership’s investments.  Some of those risks include the following:

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS --CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS --CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2009. Two Local Limited Partnerships, Patten Towers II, L.P. and Raymond S. King Apartments, L.P. have been identified for disposition.  See footnote 5 for disclosure relating to the disposition of Raymond S. King Apartments, L.P.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2009 and 2008 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities”, because the Partnership is not considered the primary beneficiary.  The Partnership’s balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments.  The Partnership’s exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of all periods presented all of the investment balances had reached zero.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS --CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2009 and 2008 was $0 and $3,461, respectively. During the three months ended  June 30, 2009 and 2008, an impairment loss of $0 and $169,938, respectively, was recorded  against these fees and costs.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS --CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.  For the three months ended June 30, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $0 and $945,801, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment’s carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the three months ended June 30, 2009 and 2008, an impairment loss of $0 and $169,938, respectively, was recorded on the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the periods presented, the Partnership owns Local Limited Partnership interests in 16 Local Limited Partnerships.  All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 744 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total amount of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.  Due to current economic conditions all Local Limited Partnerships were not considered to have any residual value.  Accordingly, the Partnership recorded an impairment loss of $0 and $945,801 during the three months ended June 30, 2009 and 2008, respectively.  Beginning in the quarter ended June 30, 2008, the Partnership started evaluating its intangibles for impairment in connection with its investment in Local Limited Partnerships.  During the three months ended June 30, 2009 and 2008, an impairment loss of $0 and $169,938, respectively, was recorded on the related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:
	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$-	$1,120,103
Equity in losses of Local Limited Partnerships	-	(903)
Impairment loss	-	(1,115,739)
Distributions received from Local Limited Partnerships	-	-
Amortization of capitalized acquisition fees and costs	-	(3,461)
Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS --CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008

Revenues	$1,124,000	$1,124,000

Expenses
Interest expense	196,000	196,000
Depreciation and amortization	326,000	326,000
Operating expenses	1,006,000	1,006,000
Total expenses	1,528,000	1,528,000

Net loss	$(404,000)	$(404,000)
Net loss allocable to the Partnership	$(396,000)	$(396,000)
Net loss recorded by the Partnership	$-	$(1,000)

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

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”).  Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits.  Heritage carries general liability and extended liability insurance.  Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS --CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

statements.  Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be  inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at June 30, 2009.  Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,200,785.  The acquisition fees were impaired to zero as of all periods presented.

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

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined.   “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $12,375 were incurred during each of the three months ended June 30, 2009 and 2008.  The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the three months ended June 30, 2009 and 2008.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2009 and 2008.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS --CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2009	March 31, 2009

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$113,656	$103,031
Advances made to the Partnership from the General Partner or affiliates	122,392	122,392
Asset management fee payable	435,500	423,125

Total	$671,548	$648,548

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the three months ended June 30, 2009, the Partnership voluntarily advanced $17,280 to one Local Limited Partnership in which the Partnership is a limited partner.  The Local Limited Partnership has been experiencing operational issues. As of June 30, 2009 total advances made to Local Limited Partnerships were $1,835,522 of which $1,835,522 was reserved.  The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2009 consisted of $26,000 in cash. Liabilities at June 30, 2009 consisted of $672,000 accrued fees and expenses due to the General Partner and/or its affiliates and $4,000 in accrued expenses.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.   The Partnership’s net loss for the three months ended June 30, 2009 was $(6,000), reflecting a decrease of $1,127,000 from the $1,133,000 net loss experienced for the three months ended June 30, 2008.  The decrease was primarily due to a decrease of $1,116,000 in impairment loss.  For the quarter ended June 30, 2008 all Local Limited Partnerships were considered to not have any residual value in consideration of the current economic circumstances.  Since all the Low Income Housing Tax Credits had already been allocated to the Partnership all remaining net investment balances in the Local Limited Partnerships were written down to zero.  The equity in losses of Local Limited Partnerships decreased by $1,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  There was an increase of $(17,000) in write off of advances to Local Limited Partnerships for the three months ended June 30, 2009 due to an advance being made during the three months ended June 30, 2009 and reserved for in the same quarter compared to no advances made and reserved for in the three months ended June 30, 2008. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary.  The appraisal expenses for the three months ended June 30, 2009 increased by $(4,000) due to the Partnership considering the potential dispositions of two Local Limited Partnerships.  Additionally, there was a $(2,000) increase for legal and accounting expenses due to the timing of the work being performed.  The amortization expense decreased by $3,000 due to the fact that all the acquisition costs and fees were fully amortized as of  March 31, 2009.  There was also a $32,000 increase in distribution income.  Distribution income fluctuates from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.  The net increase in cash during the three months ended June 30, 2009 was $17,000 compared to a $2,000 increase in cash for the three months ended June 30, 2008.  The change of $15,000 is due primarily to the fact that during the three months ended June 30, 2009 the Partnership received distribution income of $34,000, compared to $2,000 received for the three months ended June 30, 2008.  That increase was partially offset by the $(17,000) the Partnership advanced to one Local Limited Partnership that was experiencing operational issues.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $23,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2010.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date:           January 08, 2010