Form 10-Q
period 2009-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2010-01-08
CIK 943904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets
	As of September 30, 2009 and March 31, 2009	3

	Statements of Operations
	For the Six Months Ended September 30, 2009 and 2008	4

	Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2009	5

	Statements of Cash Flows
	For the Six Months Ended September 30, 2009 and 2008	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	18

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	20

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

BALANCE SHEETS
(unaudited)

	September 30, 2009	March 31, 2009

ASSETS

Cash	$10,449	$9,498
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$10,449	$9,498

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$4,000	$4,000
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	687,142	648,548

Total Liabilities	691,142	652,548

Partners’ Equity (Deficit):
General Partner	2,419,008	2,419,384
Limited Partners (25,000 Partnership Units authorized;
18,000 Partnership Units issued and outstanding)	(3,099,701)	(3,062,434)

Total Partners’ Equity (Deficit)	(680,693)	(643,050)

Total Liabilities and Partners’ Equity (Deficit)	$10,449	$9,498

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2009 and 2008
(unaudited)

	2009		2008
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$9,799	$9,799	$53,215	$53,215
Distribution income	-	34,031	17,412	19,029

Total operating income	9,799	43,830	70,627	72,244

Operating expenses:
Amortization (Note 2)	-	-	-	3,461
Asset management fees (Note 3)	12,375	24,750	12,375	24,750
Legal and accounting fees	11,615	13,315	53,016	53,081
Impairment loss (Note 2)	-	-	-	1,115,739
Appraisal expenses	-	4,000	-	-
Write off of advances to Local Limited Partnerships	17,103	34,383	96,272	96,272
Other	103	5,028	567	2,597

Total operating expenses	41,196	81,476	162,230	1,295,900

Loss from operations	(31,397)	(37,646)	(91,603)	(1,223,656)

Equity in losses of Local
Limited Partnerships (Note 2)	-	-	-	(903)

Interest income	-	3	10	20

Net loss	$(31,397)	$(37,643)	$(91,593)	$(1,224,539)

Net loss allocated to:
General Partner	$(314)	$(376)	$(916)	$(12,245)

Limited Partners	$(31,083)	$(37,267)	$(90,677)	$(1,212,294)

Net loss per Partnership Unit	$(2)	$(2)	$(5)	$(67)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2009
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$2,419,384	$(3,062,434)	$(643,050)

Net loss	(376)	(37,267)	(37,643)

Partners’ equity (deficit) at September 30, 2009	$2,419,008	$(3,099,701)	$(680,693)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2009 and 2008
(unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(37,643)	$(1,224,539)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	-	3,461
Impairment loss	-	1,115,739
Equity in losses of Local Limited Partnerships	-	903
Advances to Local Limited Partnerships	(34,383)	(96,272)
Write off of advances to Local Limited Partnerships	34,383	96,272
Change in accrued fees and expenses due to
General Partner and affiliates	38,594	55,428

Net cash provided by (used in) operating activities	951	(49,008)

Net increase (decrease) in cash	951	(49,008)

Cash, beginning of period	9,498	83,448

Cash, end of period	$10,449	$34,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$-	$39,030

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended September 30, 2009 and 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

The general partner of the Partnership is WNC & Associates, Inc., a California corporation (the “General Partner” or “Associates”). The chairman and president of Associates own substantially all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

For the Six Months Ended September 30, 2009 and 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

For the Six Months Ended September 30, 2009 and 2008
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2009.   Two Local Limited Partnerships, Patten Towers II, L.P. and Raymond S. King Apartments, L.P. have been identified for disposition.  See footnote 5 for disclosure relating to the disposition of Raymond S. King Apartments, L.P.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

For the Six Months Ended September 30, 2009 and 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2008 and 2007 have been recorded by the Partnership. Management’s estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Generally Accepted Accounting Principles (“GAAP”) for consolidation of Variable Interest Entities because the Partnership is not considered the primary beneficiary.  The Partnership’s balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments.  The Partnership’s exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2009, all of the investment balances had reached zero.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

For the Six Months Ended September 30, 2009 and 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits.  For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period.  As required, the Partnership adopted the standard effective April 1, 2007 and concluded that the effect is not material to its financial statements.  Accordingly, no cumulative effect adjustment related to the adoption of the standard was recorded.

Net Loss Per Partnership Unit

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the six months ended  September 30, 2009 and 2008 was $0 and $3,461,  respectively. During the six months ended September 30, 2009 and 2008, an impairment loss of $0 and $169,938, respectively, was recorded against these fees and costs.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

For the Six Months Ended September 30, 2009 and 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the six months ended September 30, 2009 and 2008, impairment loss related to investment in Local Limited Partnerships was $0 and $945,801, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment’s carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income
Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the six months ended September 30, 2009 and 2008, an impairment loss of $0 and $169,938, respectively, was recorded on the related intangibles.

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

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.  Due to current economic conditions all Local Limited Partnerships were not considered to have any residual value. Accordingly, the Partnership recorded an impairment loss of $0 and $945,801 during the six months ended September 30, 2009 and 2008 respectively.  Beginning in the quarter ended June 30, 2008, the Partnership started evaluating its intangibles for impairment in connection with its investment in Local Limited Partnerships.  During the six months ended September 30, 2009 and 2008, an impairment loss of $0 and $169,938, respectively, was recorded on the related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

For the Six Months Ended September 30, 2009 and 2008
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009

Investments per balance sheet, beginning of period	$-	$1,120,103
Equity in losses of Local Limited Partnerships	-	(903)
Impairment loss	-	(1,115,739)
Amortization of capitalized acquisition fees and costs	-	(3,461)

Investments per balance sheet, end of period	$-	$-

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008

Revenues	$2,248,000	$2,248,000

Expenses
Interest expense	391,000	391,000
Depreciation and amortization	652,000	652,000
Operating expenses	2,012,000	2,012,000
Total expenses	3,055,000	3,055,000

Net loss	$(807,000)	$(807,000)
Net loss allocable to the Partnership	$(793,000)	$(793,000)
Net loss recorded by the Partnership	$-	$(1,000)

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

For the Six Months Ended September 30, 2009 and 2008
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”).  Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits.  Heritage carries general liability and extended liability insurance.  Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements

Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at September 30, 2009.  Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

For the Six Months Ended September 30, 2009 and 2008
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $24,750 were incurred during each of the six months ended September 30, 2009 and 2008.The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the six months ended September 30, 2009 and 2008.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 and $25,000 during the six months ended September 30, 2009 and 2008, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2009	March 31, 2009

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$116,875	$103,031
Advance made to the Partnership from the General Partner or affiliates	122,392	122,392
Asset management fee payable	447,875	423,125

Total	$687,142	$648,548

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the six months ended September 30, 2009, the Partnership voluntarily advanced $34,383 to one Local Limited Partnership in which the Partnership is a Limited Partner.  The Local Limited Partnerships has been experiencing operational issues. As of September 30, 2009 total advances made to Local Limited Partnerships were $1,852,625, of which $1,852,625 was reserved.  The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

For the Six Months Ended September 30, 2009 and 2008
(unaudited)

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2009 consisted of $10,000 in cash.  Liabilities at September 30, 2009 consisted of $687,000 of accrued fees and payables due to the General Partner and/or its affiliates for reimbursement of expenses paid and $4,000 in accrued expenses.

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008.  The Partnership’s net loss for the three months ended September 30, 2009 was $(31,000), reflecting a decrease of approximately $(61,000) from the $(92,000) net loss experienced for the three months ended September 30, 2008.  The decrease in net loss is largely due to the $79,000 decrease in write off of advances to Local Limited Partnerships.  During the three months ended September 30, 2009 there were advances of $(17,000) made to one Local Limited Partnership which were reserved for in full as of September 30, 2009 compared to $(96,000) in advances made and reserved for during the three months ended September 30, 2008.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  Additionally there was a decrease of $41,000 in legal and accounting fees due to the timing of the accounting work being performed.  The distribution income and reporting fees decreased by approximately $(17,000) and $(43,000), respectively for the three months ended September 30, 2009.  Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008.  The Partnership’s net loss for the six months ended September 30, 2009 was $(38,000), reflecting a decrease of approximately $1,187,000 from the $(1,225,000) net loss experienced for the six months ended September 30, 2008.  The decrease was primarily due to a decrease of $1,116,000 in impairment loss.   For the six months ended September 30, 2008 all Local Limited Partnerships were considered to not have any residual value in consideration of the current economic circumstances.  Since all the Low Income Housing Tax Credits had already been allocated to the Partnership all remaining net investment balances in the Local Limited Partnerships were written down to zero.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

There was also a $62,000 decrease in write off of advances to Local Limited Partnerships.  During the six months ended September 30, 2008 there were advances of $(96,000) made to two Local Limited Partnerships which were reserved for in full as of September 30, 2008 compared to $(34,000) in advances made and reserved for during the six months ended September 30, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.     Additionally there was a decrease of $40,000 in legal and accounting fees due to the timing of the accounting work being performed.  The amortization decreased by $3,000 and the equity in losses of Local Limited Partnerships decreased by $1,000.  Both of these decreases were due to the fact that all net investments in the Local Limited Partnerships reached zero and therefore there were no acquisition costs and fees to be amortized and no equity in losses to be recognized.  The distribution income and reporting fees increased (decreased) by approximately $15,000 and $(43,000), respectively for the six months ended September 30, 2009.  Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008.  The net increase in cash during the six months ended September 30, 2009 was $1,000 compared to a net decrease in cash for the six months ended September 30, 2008 of $(49,000).  The variance in net change in cash is largely due to the $62,000 decrease in advances made to Local Limited Partnerships for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008 as described above.  Total operating income decreased by approximately $(28,000) during the six months ended September 30, 2008.  Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.   Additionally, The Partnership paid the General Partner or an affiliate $(25,000) in reimbursement of operating expenses during the six months ended September 30, 2008 while no payments were made during the six months ended September 30, 2009.  The Partnership paid the $25,000 since it earned a large amount of distribution income and reporting fees during the six months ended September 30, 2008.

During the six months ended September 30, 2009, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $39,000.  The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2010.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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