Form 10-Q
period 2009-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2010-02-17
CIK 943904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets
	As of December 31, 2009 and March 31, 2009	3

	Statements of Operations
	For the Three and Nine Months Ended December 31, 2009 and 2008	4

	Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2009	5

	Statements of Cash Flows
	For the Nine Months Ended December 31, 2009 and 2008	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	Signatures	22

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

BALANCE SHEETS
(unaudited)

	December 31, 2009	March 31, 2009

ASSETS

Cash	$2,973	$9,498
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$2,973	$9,498

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$4,000
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	648,083	648,548

Total Liabilities	648,083	652,548

Partners’ Equity (Deficit):
General Partner	2,570,917	2,419,384
Limited Partners (25,000 Partnership Units authorized;
18,000 Partnership Units issued and outstanding)	(3,216,027)	(3,062,434)

Total Partners’ Equity (Deficit)	(645,110)	(643,050)

Total Liabilities and Partners’ Equity (Deficit)	$2,973	$9,498

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2009 and 2008
(unaudited)

	2009		2008
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$5,000	$14,799	$-	$53,215
Distribution income	-	34,031	1,432	20,461
Miscellaneous income	3	3	-	-

Total operating income	5,003	48,833	1,432	73,676

Operating expenses:
Amortization (Note 2)	-	-	-	3,461
Asset management fees (Note 3)	12,375	37,125	12,375	37,125
Legal and accounting fees	45,539	58,854	3,577	56,658
Impairment loss (Note 2)	-	-	-	1,115,739
Write off of advances to Local Limited Partnerships	63,170	97,553	133,212	229,484
Appraisal expenses	-	4,000	6,000	6,000
Other	1,421	6,449	6,080	8,677

Total operating expenses	122,505	203,981	161,244	1,457,144

Loss from operations	(117,502)	(155,148)	(159,812)	(1,383,468)

Equity in losses of Local
Limited Partnerships (Note 2)	-	-	-	(903)

Gain on sale of investment in Local Limited Partnership	1	1	-	-

Interest income	-	3	2	22

Net loss	$(117,501)	$(155,144)	$(159,810)	$(1,384,349)

Net loss allocated to:
General Partner	$(1,175)	$(1,551)	$(1,598)	$(13,843)

Limited Partners	$(116,326)	$(153,593)	$(158,212)	$(1,370,506)

Net loss per Partnership Unit	$(7)	$(9)	$(9)	$(76)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2009
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$2,419,384	$(3,062,434)	$(643,050)

Contributions (Note 5)	153,084	-	153,084

Net loss	(1,551)	(153,593)	(155,144)

Partners’ equity (deficit) at December 31, 2009	$2,570,917	$(3,216,027)	$(645,110)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2009 and 2008
(unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(155,144)	$(1,384,349)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	-	3,461
Impairment loss	-	1,115,739
Equity in losses of Local Limited Partnerships	-	903
Change in accrued expenses	(4,000)	-
Change in accrued fees and expenses due to General Partner and affiliates	152,619	198,707
Gain on sale of investment in Local Limited Partnership	(1)	-

Net cash used in operating activities	(6,526)	(65,539)

Cash flows from investing activities:
Proceeds from sale of investment in Local Limited Partnership	1	-
Advances to Local Limited Partnerships	(97,553)	(229,484)
Write off of advances to Local Limited Partnerships	97,553	229,484

Net cash provided by investing activities	1	-

Net decrease in cash	(6,525)	(65,539)

Cash, beginning of period	9,498	83,448

Cash, end of period	$2,973	$17,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$153,084	$1,471,854

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2011.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009. One Local Limited Partnership, Patten Towers, II, L.P. has been identified for disposition.

As of December 23, 2009, the Partnership had identified one Local Limited Partnership, Raymond S. King Apartments L.P. (“Raymond S. King”) for disposition.   Raymond S. King was sold on December 31, 2009 to one of the Local General Partners who purchased the Limited Partnership interests for $1.  Raymond S. King was appraised with a value of $28,000 and the outstanding mortgage debt was $781,939 at December 31, 2008.  In selling this Limited Partnership interests, the Partnership received $1 for its Limited Partnership interests in this Local Limited Partnership. The Partnerships net investment balance in this Local Limited Partnership was zero at the time of the sale.  Accordingly, no material gain or loss will be recorded by the Partnership upon this disposition.  In order for the Local General Partner to agree to buy this Limited Partnership interest, the Partnership has agreed to pay $32,478 to Raymond S. King to bring all of its payables current, pay for the preparation of the 2009 annual audit and tax return, bring the property taxes current and fund a reserve account for the estimated cash short fall for the coming year.  The Partnership’s General Partner and/or its affiliate had advanced $20,000 to the Partnership in order to fulfill its commitment to pay the $32,478 to Raymond S. King.  The Local Limited Partnership will complete its 15-year compliance period in 2012; therefore there is a risk of tax credit recapture.  The last year in which Low Income Housing Tax Credits were generated by this Local Limited Partnership was 2007.  The maximum exposure of recapture along with the interest and penalties related to the recapture is $177,700 which equates to $9.87 per Limited Partnership Unit.  The executed Purchase Agreement states that Raymond S. King must remain in compliance with Section 42 of the IRS code. Until the completion of the 15-year compliance period is completed, the Purchaser must furnish the Partnership with certain reports proving that the property is still in compliance with the IRS code. Management does not expect there will be any recapture or losses.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2009 and 2008 have been recorded by the Partnership. Management’s estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. that the investment balance would be adjusted below zero.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity’s expected losses, the majority of the expected residual returns, or both. The Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership’s interests in these VIE’s as the Partnership is not considered the primary beneficiary. The Partnership’s balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides to the Local Limited Partnerships in the future.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2009, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2009 and March 31, 2009, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the nine months ended December 31, 2009 and 2008 was $0 and $3,461,  respectively. During the nine months ended December 31, 2009 and 2008, an impairment loss of $0 and $169,938, respectively, was recorded against these fees and costs.

Impairment

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the nine months ended December 31, 2009 and 2008, impairment loss related to investment in Local Limited Partnerships was $0 and $945,801, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment’s carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the nine months ended December 31, 2009 and 2008, an impairment loss of $0 and $169,938, respectively, was recorded on the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the periods presented, the Partnership owns Local Limited Partnership interests in 15 and 16 Local Limited Partnerships, respectively, consisting of an aggregate of 721 and 744 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments for which the Partnership is entitled to 49.49% of such amount.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.  Due to current economic conditions all Local Limited Partnerships were not considered to have any residual value. Accordingly, the Partnership recorded an impairment loss of $0 and $945,801 during the nine months ended December 31, 2009 and 2008 respectively.  Beginning in the quarter ended June 30, 2008, the Partnership started evaluating its intangibles for impairment in connection with its investment in Local Limited Partnerships.  During the nine months ended December 31, 2009 and 2008, an impairment loss of $0 and $169,938, respectively, was recorded on the related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009

Investments per balance sheet, beginning of period	$-	$1,120,103
Equity in losses of Local Limited Partnerships	-	(903)
Impairment loss	-	(1,115,739)
Amortization of capitalized acquisition fees and costs	-	(3,461)

Investments per balance sheet, end of period	$-	$-

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008

Revenues	$3,373,000	$3,373,000

Expenses
Interest expense	587,000	587,000
Depreciation and amortization	979,000	979,000
Operating expenses	3,018,000	3,018,000
Total expenses	4,584,000	4,584,000

Net loss	$(1,211,000)	$(1,211,000)
Net loss allocable to the Partnership	$(1,189,000)	$(1,189,000)
Net loss recorded by the Partnership	$-	$(1,000)

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

Troubled Housing Complexes

One Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), is currently listed for sale with a national brokerage firm. The Partnership does not anticipate proceeds from the sale.  Any sale transaction contemplated will require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”).  Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits.  Heritage carries general liability and extended liability insurance.  Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at December 31, 2009.  Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of the date of this report no losses have been recognized and management does not expect losses to occur.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,200,785.  The acquisition fees were fully amortized for all periods presented.

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

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $37,125 were incurred during each of the nine months ended December 31, 2009 and 2008.The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the nine months ended December 31, 2009 and 2008.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 and $35,250 during the nine months ended December 31, 2009 and 2008, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:
	December 31, 2009	March 31, 2009

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$167,833	$103,031
Advance made to the Partnership from the General Partner or affiliates	20,000	122,392
Asset management fee payable	460,250	423,125

Total	$648,083	$648,548

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 4 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the nine months ended December 31, 2009, the Partnership voluntarily advanced $97,553 to two Local Limited Partnerships. Both Local Limited Partnerships have been experiencing operational issues.  As of December 31, 2009 total advances made to Local Limited Partnerships were $1,950,178 all of which was reserved.  The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

NOTE 5 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

During nine months ended December 31, 2009, the Partnership was relieved of debt owed to the General Partner totaling $153,084.   The Partnership had received cash advances from the General Partner, which were in turn advanced by the Partnership to a certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

NOTE 6 – SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Partnership through (FILING DATE) and concluded that no subsequent events have occurred that would require recognition in the financial

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2009 consisted of $3,000 in cash.  Liabilities at December 31, 2009 consisted of $648,000 of accrued fees and expenses due to the General Partner and/or its affiliates for reimbursement of expenses paid.

Results of Operations

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008.  The Partnership’s net loss for the three months ended December 31, 2009 was $(118,000), reflecting a decrease of approximately $42,000 from the $(160,000) net loss experienced for the three months ended December 31, 2008.  The decrease in net loss is largely due to the $70,000 decrease in write off of advances to Local Limited Partnerships.  During the three months ended December 31, 2009 there were advances of $(63,000) made to two Local Limited Partnerships which were reserved for in full as of December 31, 2009 compared to $(133,000) in advances made and reserved for during the three months ended December 31, 2008.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  Additionally there was an increase of $(42,000) in legal and accounting fees due to the timing of the accounting work being performed.  The distribution income and reporting fees (decreased)/increased by approximately $(1,000) and $5,000, respectively for the three months ended December 31, 2009.  Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment. There was a $6,000 decrease in appraisal expenses for the three months ended December 31, 2008 due to the fact that properties were being looked at for potential disposition during the three months ended December 31, 2008 while none were being looked at during the three months ended December 31, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008.  The Partnership’s net loss for the nine months ended December 31, 2009 was $(155,000), reflecting a decrease of approximately $1,229,000 from the $(1,384,000) net loss experienced for the nine months ended December 31, 2008.  The decrease was primarily due to a decrease of $1,116,000 in impairment loss. As of March 31, 2009 all investment balances were reduced to zero. Therefore, no further impairment could be recorded. There was also a $131,000 decrease in write off of advances to Local Limited Partnerships.  During the nine months ended December 31, 2008 there were advances of $(229,000) made to two Local Limited Partnerships which were reserved for in full as of December 31, 2008 compared to $(98,000) in advances made and reserved for during the nine months ended December 31, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.     Additionally there was an increase of $(2,000) in legal and accounting fees due to the timing of the accounting work being performed.  The amortization decreased by $3,000 and the equity in losses of Local Limited Partnerships decreased by $1,000.  Both of these decreases were due to the fact that all net investments in the Local Limited Partnerships reached zero and therefore there were no acquisition costs and fees to be amortized and no equity in losses to be recognized.  The distribution income and reporting fees increased (decreased) by approximately $14,000 and $(38,000), respectively for the nine months ended December 31, 2009.  Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008.  The net decrease in cash during the nine months ended December 31, 2009 was $(7,000) compared to a net decrease in cash for the nine months ended December 31, 2008 of $(66,000).  The variance in net change in cash is largely due to the $131,000 decrease in advances made to Local Limited Partnerships for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 as described above.  Total operating income decreased by approximately $(25,000) during the nine months ended December 31, 2009.  Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

During the nine months ended December 31, 2009, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, remained the same.  The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2011.

Recent Accounting Changes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities  The Partnership does not anticipate this guidance to have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued GAAP for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It was effective for the Partnership as of June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued GAAP for Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for the Partnership as of September 30, 2009, and has no material impact on the Partnership’s financial condition or results of operations.

In November 2008, the FASB issued GAAP on Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments.   This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership’s financial condition or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP).  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: February 16, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 16, 2010