Form 10-K/A
period 2009-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2010-06-29
CIK 943904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ______  No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ______  No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ______  No      X

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

Large accelerated filer _______	Accelerated filer _______	Non-accelerated filer X	Smaller reporting company _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ______  No      X

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

NONE

EXPLANATORY NOTE

WNC Housing Tax Credit Fund V, L.P., Series 3, is filing this amendment to its Annual Report on Form 10-K for the period ended March 31, 2009 to file the required certifications 31.1 and 31.2 in the exact form prescribed in Item 601(b)(31) of Regulation S-K.  The amendment also includes updates in Part IV and the certifications 32.1 and 32.2, to reflect that the document is an amendment to the Form 10-K.  Additionally the originally filed Form 10-K did not have the electronic signature on the Report of the Independent Registered Public Accounting Firm and as such a new opinion will be filed with this Form 10-K/A.

This Form 10-K/A does reflect events occurring after the filing of the original Form 10-K filed with the Securities and Exchange Commission on January 8, 2010, therefore the disclosures for subsequent events have been modified or updated.  Except as described above, the Partnership has not modified or updated other disclosures or information presented in the original Form 10-K.

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

After receiving a passing inspection score from HUD in January 2009, one Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), has not yet had its annual HUD inspection for 2010.  The property is currently in good standing with HUD at this point, but is subject to an annual HUD inspection. HUD has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers if an acceptable inspection score is not received.    If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses.  The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009.   To date, no acceptable offers had been presented., therefore when the listing contract expired it was not renewed.  The Partnership is currently reviewing its options and will decide at a later date if they want to relist the property.   The Partnership did not anticipate proceeds from the sale. Any sale transaction contemplated would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2009, the Partnership’s investment balance in Patten Towers was $0.   The tax credit compliance period for this property ends December 31, 2011.

As of December 23, 2009, the Partnership has identified one Local Limited Partnership, Raymond S. King Apartments L.P. (“Raymond S. King”) for disposition.   Raymond S. King was sold on December 31, 2009 to one of the Local General Partners who purchased the limited partner interest for $1.  Raymond S. King was appraised with a value of $28,000 and the outstanding mortgage debt was $781,939 at December 31, 2008.  The Partnership received $1 for its limited partner interest in this Local Limited Partnership. The Partnerships net investment balance in this Local Limited Partnership was zero at the time of the sale.  The Partnership paid $5,725 in expenses related to the disposition of Raymond S. King, therefore a loss on sale of Local Limited Partnership in the amount of $5,724 will be recorded during the year ended March 31, 2010.  In order for the Local General Partner to agree to buy this limited partner interest, the Partnership has paid $32,478 to Raymond S. King to pay for the preparation of the 2009 annual audit and tax return, bring the property taxes current and fund a reserve account for the estimated cash short fall for the coming year.  The Partnership did not have sufficient cash on hand to pay Raymond S. King, therefore the Partnership’s General Partner and/or its affiliate has advanced the necessary cash to the Partnership in order to fulfill its commitment to pay the $32,478 to Raymond S. King.

The Local Limited Partnership will complete its 15-year compliance period in 2011; therefore there is a risk of tax credit recapture.  The last year in which Low Income Housing Tax Credits were generated by this Local Limited Partnership was 2007.  The maximum exposure of recapture along with the interest and penalties related to the recapture is $177,700 which equates to $9.87 per Partnership Unit.  The executed Purchase Agreement states that Raymond S. King must remain in compliance with Section 42 of the IRS code. Until the completion of the Compliance Period, the purchaser must furnish the Partnership with certain reports proving that the Housing Complex is still in compliance with the IRS code.

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

 Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2011.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.

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

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the Local General Partners and their guarantee against credit recapture.

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles (“GAAP”) for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it is not expected to have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective as of and for the interim period ended June 30, 2009 and will have no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption will not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

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

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2011.

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

Bethesda, Maryland
June 29, 2010

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

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement).  The General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2011.

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
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31 2009, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

After receiving a passing inspection score from HUD in January 2009, one Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), has not yet had its annual HUD inspection for 2010.  The property is currently in good standing with HUD at this point, but is subject to an annual HUD inspection. HUD has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers if an acceptable inspection score is not received.    If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses.  The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009.   To date, no acceptable offers had been presented, therefore when the listing contract expired it was not renewed.  The Partnership is currently reviewing its options and will decide at a later date if they want to relist the property.   The Partnership did not anticipate proceeds from the sale. Any sale transaction contemplated would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2009, the Partnership’s investment balance in Patten Towers was $0.   The tax credit compliance period for this property ends December 31, 2011.

As of December 23, 2009, the Partnership has identified one Local Limited Partnership, Raymond S. King Apartments L.P. (“Raymond S. King”) for disposition.   Raymond S. King was sold on December 31, 2009 to one of the Local General Partners who purchased the limited partner interest for $1.  Raymond S. King was appraised with a value of $28,000 and the outstanding mortgage debt was $781,939 at December 31, 2008.  The Partnership received $1 for its limited partner interest in this Local Limited Partnership. The Partnerships net investment balance in this Local Limited Partnership was zero at the time of the sale.  The Partnership paid $5,725 in expenses related to the disposition of Raymond S. King therefore a loss on sale of Local Limited Partnership in the amount of $5,724 will be recorded during the year ended March 31, 2010.  In order for the Local General Partner to agree to buy this limited partner interest, the Partnership has paid $32,478 to Raymond S. King to pay for the preparation of the 2009 annual audit and tax return, bring the property taxes current and fund a reserve account for the estimated cash short fall for the coming year.  The Partnership did not have sufficient cash on hand to pay Raymond S. King, therefore the Partnership’s General Partner and/or its affiliate has advanced the necessary cash to the Partnership in order to fulfill its commitment to pay the $32,478 to Raymond S. King.

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

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years. (See Notes 2 and 3)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31 2009, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnership. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the Local General Partners and their guarantee against credit recapture.

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

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for the periods presented.

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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the year ended March 31 2009, 2008 and 2007 was $3,461, $12,287 and $16,200, respectively.  During the years ended March 31, 2009, 2008 and 2007, an impairment of $169,940, $0 and $0. respectively, was recorded against these costs.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2009, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $945,799, $559,408 and $2,336,855, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investments carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the fund and the estimated residual value of the investment. During the years ended March 31, 2009, 2008 and 2007 an impairment loss of $169,940, $0 and $0, respectively, was recorded on the related intangibles.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles (“GAAP”) for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31 2009, 2008 and 2007
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it is not expected to have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective as of and for the interim period ended June 30, 2009 and will have no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February
2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption will not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

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
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31 2009, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

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

Troubled Housing Complexes

After receiving a passing inspection score from HUD in January 2009, one Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), has not yet had its annual HUD inspection for 2010.  The property is currently in good standing with HUD at this point, but is subject to an annual HUD inspection. HUD has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers if an acceptable inspection score is not received.    If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses.  The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009.   To date, no acceptable offers had been presented., therefore when the listing contract expired it was not renewed.  The Partnership is currently reviewing its options and will decide at a later date if they want to relist the property.   The Partnership did not anticipate proceeds from the sale. Any sale transaction contemplated would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2009, the Partnership’s investment balance in Patten Towers was $0.   The tax credit compliance period for this property ends December 31, 2011.

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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2011.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

2009	June 30	September 30	December 31	March 31

Income	$2,000	$71,000	$1,000	$8,000

Operating expenses	(1,134,000)	(162,000)	(161,000)	(157,000)

Loss from operations	(1,132,000)	(91,000)	(160,000)	(149,000)

Equity in losses of Local Limited Partnerships	(1,000)	-	-	-

Net loss	(1,133,000)	(91,000)	(160,000)	(149,000)

Net loss available to Limited Partners	(1,122,000)	(91,000)	(158,000)	(147,000)

Net loss per Partnership Unit	(62)	(5)	(9)	(8)

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

NOTE 7 – SUBSEQUENT EVENTS

As of December 23, 2009, the Partnership has identified one Local Limited Partnership, Raymond S. King Apartments L.P. (“Raymond S. King”) for disposition.   Raymond S. King was sold on December 31, 2009 to one of the Local General Partners who purchased the limited partner interest for $1.  Raymond S. King was appraised with a value of $28,000 and the outstanding mortgage debt was $781,939 at December 31, 2008.  The Partnership received $1 for its limited partner interest in this Local Limited Partnership. The Partnerships net investment balance in this Local Limited Partnership was zero at the time of the sale.  The Partnership paid $5,725 in expenses related to the disposition of Raymond S. King therefore a loss on sale of Local Limited Partnership in the amount of $5,724 will be recorded during the year ended March 31, 2010.  In order for the Local General Partner to agree to buy this limited partner interest, the Partnership has paid $32,478 to Raymond S. King to pay for the preparation of the 2009 annual audit and tax return, bring the property taxes current and fund a reserve account for the estimated cash short fall for the coming year.  The Partnership did not have sufficient cash on hand to pay Raymond S. King, therefore the Partnership’s General Partner and/or its affiliate has advanced the necessary cash to the Partnership in order to fulfill its commitment to pay the $32,478 to Raymond S. King.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
David N. Shafer, Esq.	Executive Vice President
Michael J. Gaber	Executive Vice President
Thomas J. Riha, CPA	Senior Vice President
Melanie R. Wenk	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President - Originations
Thomas J. Hollingsworth	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Christine A. Cormier	Vice President – Investor Relations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of Associates are Wilfred N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are trusts established by the Coopers.

Wilfred N. Cooper, Sr., age 79, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry.  Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, a Director of Volunteers of America National Services, a subsidiary of Volunteers of America, Inc. and a past Chairman of NAHB’s Multifamily Council. He is a Director of the National Housing Conference and a member of NHC’s Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 46, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 57, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 43, is an Executive Vice President – Oversees the Syndications Group, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997.  Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America.  Mr. Gaber is a member of the Housing Credit Group of NAHB and of the National Housing and Rehabilitation Association. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

Thomas J. Riha, age 55, is Senior Vice President and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Melanie R. Wenk, CPA, age 42, is Vice President-Chief Financial Officer of Associates.  She oversees WNC’s corporate and partnership accounting and the Portfolio Management group, which is responsible for SEC reporting quarterly and annual investor reports and monitoring investment returns.  Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz, age 39, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and multiple state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of the New York State Association for Affordable Housing and a member of the Leadership Roundtable for the Association of Affordable Housing in Michigan. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Thomas J. Hollingsworth, CPA, age 58, is Vice President – Asset Management of WNC & Associates, Inc. and oversees WNC’s asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 28 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank.  He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 46, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates.  He is responsible for the oversight of property underwriting.  Mr. Hand has been involved in real estate analysis, development and management since 1987.  Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets.  Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company.  Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Christine A. Cormier, age 48, is Vice President – Investor Relations of WNC & Associates, Inc.  Ms. Cormier acts as a liaison for investors throughout the closing process. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. In her previous position, Ms. Cormier closed between $500 million and $1 billion in equity annually, managing relationships with several of the nation’s largest banks and insurance companies. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kay L. Cooper, age 73, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 47, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the audit Committee

Neither the Partnership nor Associates has an audit committee.

(j)	Changes to Nominating Procedures

Inapplicable.

(k)	Compliance With Section 16(a) of the Exchange Act

None.

(l)	Code of Ethics

Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates.  The Code of Ethics will be provided without charge to any person who requests it.  Such requests should be directed to:  Investor Relations at (714) 662-5565 extension 187.

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

(b)  Operating Expenses

Reimbursement to the General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report).  The Agreement defines “Operating Cash Expenses” as

“ . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

99.12.1
Amended and Restated Agreement of Limited Partnership of Broadway Apartments, Limited Partnership filed as exhibit 10.1 to Form 8-K dated April 10, 1997 is hereby incorporated herein by reference as exhibit 99.12

99.13
Financial statements of Blessed Rock of El Monte, for the years ended December 31, 2007 and 2006, together with Independent Auditors’ Report thereon; filed as exhibit 99.13 in Form 10-K  (filed herewith)

(d)           Financial statement schedules follow, as set forth in subsection (a)(2) hereof.

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

Date:   June 29, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:   June 29, 2010

By:      /s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:   June 29, 2010

By:      /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:   June 29, 2010

By:      /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:   June 29, 2010