Form 10-K
period 2010-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2010-06-29
CIK 943904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended March 31, 2010

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
Yes_____ No __X _

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___                      No       X__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No     X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the “Partnership”) is a California limited partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”).  The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission (the “SEC”) on July 26, 1995, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on January 21, 1996 a total of 18,000 Partnership Units representing $17,558,985 had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners.”

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,560 Partnership Units, which represents 25.3% of the Partnership Units outstanding.  Sempra Energy Financial invested $4,282,600.  A discount of $277,400 was allowed due to a volume discount.  On July 1, 2006 Sempra Energy Financial transferred their 4,560 Partnership Units to Sempra Section 42, LLC.  Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 Partnership Units, which represent 5.9% of the Partnership Units outstanding.  Western Financial Savings Bank invested $1,000,000.  A discount of $68,000 was allowed due to a volume discount.  See Item 12(b) in this 10-K.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective was to provide its Limited Partners with Low Income Housing Tax Credits.  The Partnership's principal business therefore consisted of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will owned and operated a Housing Complex which qualified for the Low Income Housing Tax Credits.  In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture.  The Partnership is seeking to sell its Local Limited Partnership Interests.  Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low income housing,

(iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated March 28, 1995 (the "Partnership Agreement"), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests.  If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership originally invested in eighteen Local Limited Partnerships, three of which had been sold or otherwise disposed of as of March 31, 2010.  Each of these Local Limited Partnerships owns or owned a single Housing Complex that was eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outlined above to avoid recapture.

The following table reflects the 15-year compliance period of the fifteen Housing Complexes:

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing

Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2010.  As of March 31, 2010, none of the Housing Complexes had completed their 15 year compliance period. The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement, the sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

In prior years, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”) and Evergreen Apartments I Limited Partnership, (“Evergreen”).

During the year ended March 31, 2010, the Partnership identified one Local Limited Partnership, Raymond S. King Apartments L.P. (“Raymond S. King”) for disposition.   Raymond S. King was sold on December 31, 2009 to one of the Local General Partners who purchased the Limited Partnership interest for $1.  Raymond S. King was appraised with a value of $28,000 and the outstanding mortgage debt was $781,939 at December 31, 2008.  The Partnership received $1 for its Limited Partnership interest in this Local Limited Partnership. The Partnerships net investment balance in this Local Limited Partnership was zero at the time of the sale.  The Partnership paid $5,725 in expenses related to the disposition of Raymond S. King, therefore a loss on sale of Local Limited Partnership in the amount of $5,724 was recorded during the year ended March 31, 2010.  In order for the Local General Partner to agree to buy this Limited Partnership Interest, the Partnership has paid $32,478 to Raymond S. King to pay for the preparation of the 2009 annual audit and tax return, bring the property taxes current and fund a reserve account for the estimated cash short fall for the coming year.  The Partnership did not have sufficient cash on hand to pay Raymond S. King, therefore the Partnership’s General Partner and/or its affiliate has advanced the necessary cash to the Partnership in order to fulfill its commitment to pay the $32,478 to Raymond S. King.

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

After receiving a passing inspection score from HUD in January 2009, one Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), has not yet had its annual HUD inspection for 2010.  The property is currently in good standing with HUD at this point, but is subject to an annual HUD inspection. HUD has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers if an acceptable inspection score is not received.    If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses.  The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009.   To date, no acceptable offers had been presented., therefore when the listing contract expired it was not renewed.  The Partnership is currently reviewing its options and will decide at a later date if they want to relist the property.   The Partnership did not anticipate proceeds from the sale. Any sale transaction contemplated would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2010, the Partnership’s investment balance in Patten Towers was $0.   The tax credit compliance period for this property ends December 31, 2011.

Item 1A.  Risk Factors

Set forth below are the risks the Partnership believes are the most significant material to the Limited Partners.  The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time.  This section contains some forward-looking statements.  For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

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

As part of the recently enacted health care legislation, Congress has codified the economic substance doctrine. Because of its recent enactment, the full reach of this provision is unclear.  Inasmuch as Housing Complexes might offer no benefit to a purchaser other than tax benefits, it is possible that the economic substance doctrine could be interpreted to limit deduction of tax losses from Housing Complexes, which would be expected to have a significant adverse effect on the sale value of the Housing Complexes and the Local Limited Partnership Interests.

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

•
Limitations on sale or refinancing of the Housing Complexes.  A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the Jender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

•
Limitations on transfers of interests in Local Limited Partnerships.  The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the Jender.  The Jender may withhold such approval in the discretion of the Jender.  Approval may be subject to conditions.

•
Limitations on removal and admission of Local General Partners.  The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority.  Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender.  Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

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
•
Limited Partners may not receive distributions if Housing Complexes are sold.  There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex.  The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and partnership levels which must be paid at such time.  If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits.  Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing.  Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants.  Over time, the expenses of a Housing Complex will increase.  If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.  As of March 31, 2009 and 2008, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2010, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was  $0, $1,115,739 and $559,408, respectively.

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

(d)           Risks related to the Partnership and the Partnership Agreement

The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations.. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports.  In some instances, the delay has been significant.  Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner.  There cannot be any assurance that the Local General Partners will satisfy these obligations.  If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports.  That would impact the Limited Partners’ ability to monitor Partnership operations.  The Partnership’s failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership.  The failure to file could also result in sanctions imposed by the SEC.  Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

Lack of liquidity of investment.  There is no public market for the purchase and sale of Partnership Units.  and it is unlikely that one will develop.  Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price.  Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years.  Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market.  The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer.  The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by approximately $49,500 for each of the years ended March 31 2010, 2009 and 2008, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $49,500 per year through the termination of the Partnership, which must occur no later than December 31, 2050.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

 Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2011.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the fifteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership's Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Alliance Apartments I Limited Partnership	Alliance, Nebraska	Retro Development, Inc.	$604,000	$604,000	19	$363,000	$316,000

Blessed Rock of El Monte	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	4,404,000	3,087,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	Trianon - Broadway, LLC, a New Mexico Limited Liability Company	2,029,000	2,029,000	78	2,335,000	1,181,000

Curtis Associates I, L.P.	Curtis, Nebraska	Joseph A. Shepard and Kenneth M. Vitor	88,000	88,000	12	156,000	407,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	Clifford E. Olsen	249,000	249,000	32	458,000	859,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	Retro Development, Inc. of Oklahoma and Most Worshipful Prince Hall Grand Lodge	542,000	542,000	18	1,005,000	132,000

Heritage Apartments I, L.P.	Berkeley, Missouri	Joseph A. Shepard and Kenneth M. Vitor	752,000	752,000	30	1,333,000	610,000

Hillcrest Associates, A Limited Partnership	Ontario, Oregon	Riley J. Hill	354,000	354,000	28	683,000	1,248,000

Patten Towers, L.P. II (2)	Chattanooga, Tennessee	Patten Towers Partners, LLC	2,154,000	2,154,000	221	3,938,000	4,170,000

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	Kenneth M. Vitor	85,000	85,000	8	152,000	293,000

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership's Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Rosedale Limited Partnership	Silver City, New Mexico	Deke Noftsker and ABO Corporation	309,000	309,000	32	547,000	1,272,000

Shepherd South Apartments I, Ltd.	Shepherd, Texas	Donald W. Sowell	121,000	121,000	24	223,000	522,000

Solomon Associates I, L.P.	Solomon, Kansas	Joseph A. Shepard and Kenneth M. Vitor	138,000	138,000	16	250,000	550,000

Talladega County Housing Ltd.	Talladega, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	653,000	653,000	30	1,200,000	708,000

The Willows Apartments Limited Partnership	Morganton, North Carolina	John C. Loving, Gordon D. Brown, Jr. and Western N.C. Housing Partnership	841,000	841,000	36	1,545,000	985,000

			$11,430,000	$11,430,000	721	$18,592,000	$16,340,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2)  The Local Limited Partnership has been identified for disposition.

	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Alliance Apartments I Limited Partnership	86,000	(30,000)	N/A

Blessed Rock of El Monte	956,000	61,000	N/A

Broadway Apartments, Limited Partnership	449,000	(104,000)	N/A

Curtis Associates I, L.P.	54,000	(18,000)	N/A

Escatawpa Village Associates, Limited Partnership	203,000	(40,000)	N/A

Hastings Apartments I, Limited Partnership	89,000	(19,000)	N/A

Heritage Apartments I, L.P.	147,000	(38,000)	N/A

Hillcrest Associates, A Limited Partnership	210,000	(22,000)	N/A

Patten Towers, L.P. II (1)	1,535,000	(391,000)	N/A

Prairieland Properties of Syracuse II, L.P.	46,000	(12,000)	N/A

Rosedale Limited Partnership	191,000	(43,000)	N/A

Shepherd South Apartments I, Ltd.	118,000	2,000	N/A

Solomon Associates I, L.P.	85,000	(10,000)	N/A

Talladega County Housing Ltd.	114,000	(29,000)	N/A

The Willows Apartments Limited Partnership	160,000	(16,000)	N/A

	$4,443,000	$(709,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3
			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2009	2008	2007	2006	2005

Alliance Apartments I Limited Partnership	Alliance, Nebraska	Retro Development, Inc.	100%	89%	100%	100%	95%

Blessed Rock of El Monte	El Monte, California	Everland, Inc.	100%	100%	99%	100%	100%

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	Trianon - Broadway, LLC, a New Mexico Limited Liability Company	97%	97%	99%	92%	94%

Cascade Pines, L.P. II	Atlanta, Georgia	Urban Residential Management, Inc., a Georgia Corporation	N/A	N/A	N/A	57%	51%

Curtis Associates I, L.P.	Curtis, Nebraska	Joseph A. Shepard and Kenneth M. Vitor	92%	83%	92%	92%	92%

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	Clifford E. Olsen	100%	100%	100%	100%	100%

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	Retro Development, Inc. of Oklahoma and Most Worshipful Prince Hall Grand Lodge	100%	83%	94%	100%	100%

Heritage Apartments I, L.P.	Berkeley, Missouri	Joseph A. Shepard and Kenneth M. Vitor	100%	100%	100%	97%	100%

Hillcrest Associates, A Limited Partnership	Ontario, Oregon	Riley J. Hill	100%	93%	96%	96%	86%

Patten Towers, L.P. II (1)	Chattanooga, Tennessee	Patten Towers Partners, LLC	97%	96%	93%	86%	93%

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	Kenneth M. Vitor	100%	88%	100%	100%	100%

WNC Housing Tax Credit Fund V, L.P., Series 3
			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2009	2008	2007	2006	2005

Raymond S. King Apartments Limited Partnership	Greensboro, North Carolina	Project Homestead, Inc.	N/A	83%	96%	100%	78%

Rosedale Limited Partnership	Silver City, New Mexico	Deke Noftsker and ABO Corporation	59%	100%	88%	97%	94%

Shepherd South Apartments I, Ltd.	Shepherd, Texas	Donald W. Sowell	100%	96%	92%	92%	92%

Solomon Associates I, L.P.	Solomon, Kansas	Joseph A. Shepard and Kenneth M. Vitor	81%	88%	81%	88%	81%

Talladega County Housing Ltd.	Talladega, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	87%	97%	90%	97%	87%

The Willows Apartments Limited Partnership	Morganton, North Carolina	John C. Loving, Gordon D. Brown, Jr. and Western N.C. Housing Partnership	97%	100%	97%	97%	100%

			96%	96%	95%	94%	80%

N/A- The Local Limited Partnership was sold prior to the respective year end.

(1) The Local Limited Partnership has been identified for disposition.

Item 3.  Legal Proceedings

NONE

Item 4.  (Removed and Reserved)

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

b)	At March 31, 2010, there were 877 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

c)
The Partnership was not designed to provide cash distributions to Limited Partners.  It is possible that the partnership could make distributions from sale proceeds. If the partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement.  For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock

f)	No unregistered securities were sold by the Partnership during the year ended March 31 2010.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	For the Years Ended March 31,

	2010	2009	2008	2007	2006
ASSETS
Cash	$12,762	$9,498	$83,448	$46,994	$23,160
Investments in Local Limited Partnerships, net	-	-	1,120,103	1,912,366	2,735,652

Total Assets	$12,762	$9,498	$1,203,551	$1,959,360	$2,758,812

LIABILITIES
Accrued expenses	$-	$4,000	$4,000	$4,000	$4,000
Accrued fees and expenses due to General Partner and affiliates	707,256	648,548	1,781,320	1,738,278	1,514,839

Total Liabilities	707,256	652,548	1,785,320	1,742,278	1,518,839

PARTNERS' EQUITY (DEFICIT)	(694,494)	(643,050)	(581,769)	217,082	1,239,973

Total Liabilities and Partners’ Equity (Deficit)	$12,762	$9,498	$1,203,551	$1,959,360	$2,758,812

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2010	2009	2008	2007	2006
Loss from operations	$(198,808)	$(1,532,255)	$(590,333)	$(3,724,657)	$(1,973,035)
Equity in losses of Local Limited Partnerships	-	(903)	(208,618)	1,545,903	(455,938)
Loss on sale of Local Limited Partnership	(5,724)	-	-	-	-
Interest income	4	23	100	135	121
Net loss	$(204,528)	$(1,533,135)	$(798,851)	$(2,178,619)	$(2,428,852)

Net loss allocated to:
General Partner	$(2,045)	$(15,331)	$(7,989)	$(21,786)	$(24,289)

Limited Partners	$(202,483)	$(1,517,804)	$(790,862)	$(2,156,833)	$(2,404,563)

Net loss per Partnership Unit	$(11.25)	$(84.32)	$(43.94)	$(119.82)	$(133.59)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000	18,000

Note 1 - Loss from operations for the years ended March 31, 2010, 2009, 2008, 2007 and 2006 include a charge for impairment losses on investments in Local Limited Partnerships of $0,  $1,115,739, $559,408,  $2,336,855 and $1,058,869, respectively  (See Note 2 to the financial statements).

	For the Years Ended March 31,

	2010	2009	2008	2007	2006

Net cash provided by (used in):

Operating activities	$3,264	$(73,950)	$24,504	$(301,823)	$(18,401)
Investing activities	-	-	11,950	16,134	12,585
Financing activities	-	-	-	309,523	-

Net change in cash	3,264	(73,950)	36,454	23,834	(5,816)

Cash, beginning of period	9,498	83,448	46,994	23,160	28,976

Cash, end of period	$12,762	$9,498	$83,448	$46,994	$23,160

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2009	2008	2007	2006	2005

Federal	$-	$6	$51	$91	$132
State	-	-	-	-	-

Total	$-	$6	$51	$91	$132

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, changes in law rules and regulations, and  legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the SEC.  The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements.)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.

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

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until all Local Limited Partnerships have completed the Compliance Period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

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

Financial Condition

For the year ended March 31, 2010

The Partnership’s assets at March 31, 2010 consisted of $13,000 in cash.  Liabilities at March 31, 2010 consisted of $707,000 of accrued fees and expenses due to General Partner and affiliates. (See “Future Contractual Cash Obligations” below)

Results of Operations

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(205,000), reflecting a decrease of $1,328,000 from the net loss experienced for the year ended March 31, 2009 of $(1,533,000).  This was mainly caused by a large decrease in impairment loss of $1,116,000. As of March 31, 2009, all investment balances were zero, therefore there was no impairment analysis to be performed during the year ended March 31, 2010. There was also a $271,000 decrease in write off of advances to Local Limited Partnerships.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  Amortization decreased by $3,000 during the year ended March 31, 2010.  The decrease in amortization is due to the fact that the acquisition fees were impaired to zero as of March 31, 2009 and therefore no further amortization could be taken during the year ended March 31, 2010.  The accounting and legal expenses increased by $(42,000) largely due to the timing of the accounting work being performed.  Reporting fees and distribution income decreased by $(4,000) and $(19,000), respectively, for the year ended March 31, 2010. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  During the year ended March 31, 2010, the Partnership sold its interest in one Local Limited Partnership, Raymond S. King, L.P., receiving $1 for its interest.  The appraised value was significantly less than the outstanding debt therefore it was in the best interest of the Partnership to sell its Limited Partnership interest.  The Partnership incurred approximately $(6,000) in expenses related to the disposition therefore a loss on sale of Local Limited Partnership was recorded during the year ended March 31, 2010.  There were no dispositions during the year ended March 31, 2009, therefore there were no gains or losses on sale of Local Limited Partnerships during that year.

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

Liquidity and Capital Resources

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009   The net increase in cash during the year ended March 31, 2010 was $3,000 compared to a net decrease in cash for the year ended March 31, 2009 of $(74,000), which resulted in a net change of $77,000.  During the year ended March 31, 2010, the Partnership made advances that totaled $(98,000), to two Local Limited Partnerships.  At the time the advances were needed the Partnership did not have sufficient cash to make the advances to the Local Limited Partnerships.  Therefore, $51,000 of those advances were first advanced from the General Partner or an affiliate to the Partnership then the Partnership advanced the funds to the Local Limited Partnerships.  The actual cash decrease for the advances to the Local Limited Partnerships was $(47,000) during the year ended March 31, 2010.  During the year ended March 31, 2009,  $(369,000) was advanced to troubled Local Limited Partnerships.. Of the $(369,000) approximately $248,000 was advanced from the General Partner or an affiliate to the Partnership due to the Partnership not having sufficient cash to advance to the Local Limited Partnerships.  Therefore the actual cash decrease during the year ended March 31, 2009 for advances was $(121,000).  The Partnership also paid $(9,000) during the year ended March 31, 2010 to a third party vendor for outstanding payables.  There were no payables paid to third parties directly from the Partnership during the year ended March 31, 2009.  During the year ended March 31, 2010 due to low cash balances throughout the year the Partnership was not able to reimburse the General Partner or an affiliate for operating expenses paid on its behalf but during the year ended March 31, 2009 the Partnership did reimburse the General Partner or an affiliate $(32,000).  Lastly, the Partnership had received $59,000 in cash for reporting fees and distribution income for the year ended March 31, 2010 compared to $82,000 received during the year ended March 31, 2009.  As explained above the reporting fees and distribution income will vary year to year depending on the operations of the underlying Housing Complexes.  The non-cash financing activities increased by $1,472,000 during the year ended March 31, 2009 and by $153,000 during the year ended March 31, 2010, due to advances made in prior years that were forgiven by the General Partner or an affiliate and converted to contributions by the General Partner.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $59,000, $(1,133,000) and $43,000 for the years ended March 31, 2010, 2009 and 2008, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2011.

Other Matters

After receiving a passing inspection score from HUD in January 2009, one Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), has not yet had its annual HUD inspection for 2010.  The property is currently in good standing with HUD at this point, but is subject to an annual HUD inspection. HUD has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers if an acceptable inspection score is not received.    If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses.  The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009.   To date, no acceptable offers had been presented., therefore when the listing contract expired it was not renewed.  The Partnership is currently reviewing its options and will decide at a later date if they want to relist the property.   The Partnership did not anticipate proceeds from the sale. Any sale transaction contemplated would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2010, the Partnership’s investment balance in Patten Towers was $0.   The tax credit compliance period for this property ends December 31, 2011.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”).  Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits.  Heritage carries general liability and extended liability insurance.  The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each.  If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at both March 31, 2010 and 2009.  Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total

Asset management fees(1)	$522,125	$49,500	$49,500	$49,500	$49,500	$1,732,500	$2,452,625
Total contractual cash obligations	$522,125	$49,500	$49,500	$49,500	$49,500	$1,732,500	$2,452,625

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2010 have been included in the 2011 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees, see Note 3 to the financial statements included elsewhere herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) (the Partnership) as of March 31, 2010 and 2009, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2010.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Reznick Group, P.C.

Bethesda, Maryland
June 29, 2010

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2010	2009
ASSETS
Cash	$12,762	$9,498
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$12,762	$9,498

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$4,000
Accrued fees and expenses due to General Partner and affiliates (Note 3)	707,256	648,548

Total Liabilities	707,256	652,548

Partners’ equity (deficit)
General Partner	2,570,423	2,419,384
Limited Partners (25,000 Partnership Units authorized;18,000 Partnership Units issued and outstanding)	(3,264,917)	(3,062,434)

Total Partners’ Equity (Deficit)	(694,494)	(643,050)

Total Liabilities and Partners’ Equity (Deficit)	$12,762	$9,498

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2010	2009	2008

Reporting fees	$53,230	$57,563	$31,608
Distribution income	5,389	24,650	1,738
Miscellaneous income	-	-	11,814

Total income	58,619	82,213	45,160

Operating expenses:
Amortization (Notes 2 and 3)	-	3,461	12,287
Asset management fees (Note 3)	49,500	49,500	49,500
Impairment loss (Note 2)	-	1,115,739	559,408
Accounting and legal fees	101,767	59,802	7,538
Write off of advances to Local Limited Partnerships (Note 5)	97,553	368,824	-
Other	8,607	17,142	6,760
Total operating expenses	257,427	1,614,468	635,493

Loss from operations	(198,808)	(1,532,255)	(590,333)

Equity in losses of Local Limited Partnerships (Note 2)	-	(903)	(208,618)

Loss on sale of Local Limited Partnership	(5,724)	-	-

Interest income	4	23	100

Net loss	$(204,528)	$(1,533,135)	$(798,851)

Net loss allocated to:
General Partner	$(2,045)	$(15,331)	$(7,989)
Limited Partners	$(202,483)	$(1,517,804)	$(790,862)

Net loss per Partnership Unit	$(11.25)	$(84.32)	$(43.94)

Outstanding weighted Partnership Units	18,000	18,000	18,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2010, 2009 and 2008

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2007	$970,850	$(753,768)	$217,082

Net loss	(7,989)	(790,862)	(798,851)

Partners’ equity (deficit) at March 31, 2008	962,861	(1,544,630)	(581,769)

Contributions (Note 6)	1,471,854	-	1,471,854

Net loss	(15,331)	(1,517,804)	(1,533,135)

Partners’ equity (deficit) at March 31, 2009	2,419,384	(3,062,434)	(643,050)

Contributions (Note 6)	153,084	-	153,084

Net loss	(2,045)	(202,483)	(204,528)

Partners’ equity (deficit) at March 31, 2010	$2,570,423	$(3,264,917)	$(694,494)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,

	2010	2009	2008

Cash flows from operating activities: Net loss	$(204,528)	$(1,533,135)	$(798,851)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	3,461	12,287
Impairment loss	-	1,115,739	559,408
Equity in losses of Local Limited Partnerships	-	903	208,618
Change in accrued expenses	(4,000)	-	-
Change in accrued fees and expenses due to General Partner and affiliates	206,068	339,082	43,042
Loss on sale of investments in Local Limited Partnerships	5,724	-	-

Net cash provided by (used in) operating activities	3,264	(73,950)	24,504

Cash flows from investing activities:
Advances to Local Limited Partnerships	(97,553)	(368,824)	-
Write off of advances to Local Limited Partnerships	97,553	368,824	-
Distributions from Local Limited Partnerships	-	-	11,950

Net cash provided by investing activities	-	-	11,950

Net increase (decrease) in cash	3,264	(73,950)	36,454

Cash, beginning of year	9,498	83,448	46,994

Cash, end of year	$12,762	$9,498	$83,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

NON-CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$153,084	$1,471,854	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the “Partnership”) is a California limited partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”).  The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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
For the Years Ended March 31, 2010, 2009 and 2008

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until all Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit Compliance Period, (“Compliance Period”) risks exist for potential recapture of prior Low Income Housing Tax Credits received.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2010.  As of March 31, 2010, none of the Housing Complexes had completed their Compliance Period.

In prior years, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”) and Evergreen Apartments I Limited Partnership, (“Evergreen”).

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

equity (deficit) in the Partnership’s financial statements.

During the year ended March 31, 2010, the Partnership identified one Local Limited Partnership, Raymond S. King Apartments L.P. (“Raymond S. King”) for disposition.   Raymond S. King was sold on December 31, 2009 to one of the Local General Partners who purchased the Limited Partnership interest for $1.  Raymond S. King was appraised with a value of $28,000 and the outstanding mortgage debt was $781,939 at December 31, 2008.  The Partnership received $1 for its Limited Partnership interest in this Local Limited Partnership. The Partnerships net investment balance in this Local Limited Partnership was zero at the time of the sale.  The Partnership paid $5,725 in expenses related to the disposition of Raymond S. King, therefore a loss on sale of Local Limited Partnership in the amount of $5,724 was recorded during the year ended March 31, 2010.  In order for the Local General Partner to agree to buy this Limited Partnership Interest, the Partnership has paid $32,478 to Raymond S. King to pay for the preparation of the 2009 annual audit and tax return, bring the property taxes current and fund a reserve account for the estimated cash short fall for the coming year.  The Partnership did not have sufficient cash on hand to pay Raymond S. King, therefore the Partnership’s General Partner and/or its affiliate has advanced the necessary cash to the Partnership in order to fulfill its commitment to pay the $32,478 to Raymond S. King.

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

After receiving a passing inspection score from HUD in January 2009, one Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), has not yet had its annual HUD inspection for 2010.  The property is currently in good standing with HUD at this point, but is subject to an annual HUD inspection. HUD has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers if an acceptable inspection score is not received.    If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses.  The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009.   To date, no acceptable offers had been presented, therefore when the listing contract expired it was not renewed.  The Partnership is currently reviewing its options and will decide at a later date if they want to relist the property.   The Partnership did not anticipate proceeds from the sale. Any sale transaction contemplated would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2010, the Partnership’s investment balance in Patten Towers was $0.   The tax credit compliance period for this property ends December 31, 2011.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.

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

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2010 and 2009, all investment accounts in Local Limited Partnerships had reached zero.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31 2010, 2009 and 2008 was $0, $3,461 and $12,287, respectively.  During the years ended March 31, 2010, 2009 and 2008, an impairment loss of $0, $169,940 and $0, respectively, was recorded against these fees and costs.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2010, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $0, $945,799 and $559,408, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment’s carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2010, 2009 and 2008 an impairment loss of $0, $169,940 and $0, respectively, was recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2010 and 2009, the Partnership owned interests in 15 and 16 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 721 and 744 apartment units, respectively.  The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities.  Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments for which the Partnership is entitled to 49.49% of such amount.

The Partnership’s Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2010 and 2009, are approximately $2,431,000 and $2,821,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnership for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2010, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $0, $945,799 and $559,408, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investments carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the fund and the estimated residual value of the investment. During the years ended March 31, 2010, 2009 and 2008 an impairment loss of $0, $169,940 and $0, respectively, was recorded on the related intangibles.

At March 31, 2010 and 2009, the investment accounts in all the Local Limited Partnerships have reached a zero balance.  Consequently, a portion of the Partnerships estimate of its share of losses for the years ended March 31

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

2010, 2009 and 2008 amounting to approximately $554,000, $1,578,000 and $482,000, respectively, have not been recognized.  As of March 31, 2010, the aggregate share of net losses not recognized by the Partnership amounted to $3,503,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,

	2010	2009	2008

Investments per balance sheet, beginning of period	$-	$1,120,103	$1,912,366
Impairment loss	-	(1,115,739)	(559,408)
Equity in losses of Local Limited Partnerships	-	(903)	(208,618)
Amortization of paid acquisition fees and costs	-	(3,461)	(12,287)
Distributions received from Local Limited Partnerships	-	-	(11,950)

Investment per balance sheet, end of period	$-	$-	$1,120,103

	For the Years Ended March 31,

	2010	2009	2008

Investments in Local Limited Partnerships, net	$-	-	$946,704
Acquisition fees and costs, net of accumulated amortization of $0, $0 and $1,147,894	-	-	173,399
Investments per balance sheet, end of period	$-	-	$1,120,103

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies.  Rental subsidies included in total revenues and interest subsidies are generally netted in interest expense.  Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

COMBINED CONDENSED BALANCE SHEETS

	2009	2008
ASSETS
Buildings and improvements (net of accumulated depreciation for 2009 and 2008 of $16,833,000 and $15,938,000, respectively)	$21,210,000	$23,119,000
Land	2,318,000	2,327,000
Other assets	2,665,000	2,535,000
Total assets	$26,193,000	$27,981,000

LIABILITIES
Mortgage and construction loans payable	$16,340,000	$17,548,000
Due to affiliates	3,246,000	3,392,000
Other liabilities	942,000	990,000

Total liabilities	20,528,000	21,930,000

PARTNERS' CAPITAL
WNC Housing Tax Credit Fund V, L.P., Series 3	2,431,000	2,821,000
Other partners	3,234,000	3,230,000
Total partners’ equity	5,665,000	6,051,000
Total liabilities and partners’ equity	$26,193,000	$27,981,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008	2007

Revenues	$4,578,000	$4,497,000	$5,417,000

Expenses:
Operating expenses	3,243,000	3,384,000	3,826,000
Interest expense	754,000	782,000	797,000
Depreciation and amortization	1,290,000	1,305,000	1,263,000
Impairment	-	640,000	-

Total expenses	5,287,000	6,111,000	5,886,000

Net income (loss)	$(709,000)	$(1,614,000)	$(469,000)

Net income (loss) allocable to the Partnership	$(554,000)	$(1,546,000)	$(481,000)

Net income (loss) recorded by the Partnership	$-	$(1,000)	$(209,000)

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

Troubled Housing Complexes

After receiving a passing inspection score from HUD in January 2009, one Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), has not yet had its annual HUD inspection for 2010.  The property is currently in good standing with HUD at this point, but is subject to an annual HUD inspection. HUD has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers if an acceptable inspection score is not received.    If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses.  The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009.   To date, no acceptable offers had been presented., therefore when the listing contract expired it was not renewed.  The Partnership is currently reviewing its options and will decide at a later date if they want to relist the property.   The Partnership did not anticipate proceeds from the sale. Any sale transaction contemplated would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2010, the Partnership’s investment balance in Patten Towers was $0.   The tax credit compliance period for this property ends December 31, 2011.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”).  Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits.  Heritage carries general liability and extended liability insurance.  The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each.  If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0, at March 31, 2010 and 2009, respectively.  Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

 NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented the Partnership incurred total acquisition fees of $1,200,785, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 as of March 31, 2010 and 2009, respectively. During the years ended March 31, 2010, 2009 and 2008 $0, $169,940 and $0, respectively, of the related expense was reflected as impairment loss.

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such.  Management fees of $49,500 were incurred during each of the years ended March 31, 2010, 2009 and 2008, of which $0 was paid during all three years presented.

A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest.  Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 14% through December 31, 2006 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred during all periods presented.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $0, $35,250 and $0 during the years ended March 31, 2010, 2009 and 2008, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2010	2009

Asset management fee payable	$472,625	$423,125
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	214,631	103,031
Advances made to the Partnership from the General Partner or affiliates	20,000	122,392

Total	$707,256	$648,548

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

2010	June 30	September 30	December 31	March 31

Income	$34,000	$10,000	$5,000	$10,000

Operating expenses	(40,000)	(41,000)	(122,000)	(54,000)

Loss from operations	(6,000)	(31,000)	(117,000)	(44,000)

Loss on sale of Local Limited Partnerships	-	-	-	(6,000)

Net loss	(6,000)	(31,000)	(117,000)	(50,000)

Net loss available to Limited Partners	$(6,000)	$(31,000)	$(116,000)	$(9,000)

Net loss per Partnership Unit	$-	$(2)	$(7)	$(3)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

2009	June 30		September 30	December 31	March 31

Income		$2,000	$71,000	$1,000	$8,000

Operating expenses		(1,134,000)	(162,000)	(161,000)	(157,000)

Loss from operations		(1,132,000)	(91,000)	(160,000)	(149,000)

Equity in losses of Local Limited Partnerships		(1,000)	-	-	-

Net loss		(1,133,000)	(91,000)	(160,000)	(149,000)

Net loss available to Limited Partners		$(1,122,000)	$(91,000)	$(158,000)	$(147,000)

Net loss per Partnership Unit	$	$(62)	$(5)	$(9)	$(8)

2008	June 30	September 30	December 31	March 31

Income	$-	$33,000	$12,000	$-

Operating expenses	(553,000)	(26,000)	(19,000)	(38,000)

Income (loss) from operations	(553,000)	7,000	(7,000)	(38,000)

Equity in losses of Local Limited Partnerships	(34,000)	(26,000)	(26,000)	(123,000)

Net loss	(587,000)	(18,000)	(33,000)	(161,000)

Net loss available to Limited Partners	$(581,000)	$(18,000)	$(33,000)	$(159,000)

Net loss per Partnership Unit	$(32)	$(1)	$(2)	$(9)

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2010, 2009 and 2008, the Partnership in total had voluntarily advanced $1,755,424, $1,818,241 and $1,449,417, respectively, to five Local Limited Partnerships, Hasting Apartments I, Alliance Apartments I, Patten Towers L. P. II,  Broadway Apartments, L.P. and Raymond S. King Apartments, L.P.  The total advances made during the year ended March 31, 2010 were $97,553 which were also reserved for as of March 31, 2010.  All advances were reserved in full in the year they were advanced.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2010, 2009 and 2008

NOTE 6 – CONTRIBUTIONS BY THE GENERAL PARTNER

During the year ended March 31, 2010, the Partnership had $153,084 in expenses paid by the General Partner or affiliates on its behalf.   The General Partner forgave the debt as it was deemed uncollectible.  The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners’ equity (deficit) in the Partnership’s financial statements.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 9A(T). Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, 2009 or 2008. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2010. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers and Corporate Governance

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

(a)  Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual Asset Management Fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $49,500 were incurred during each of the years ended March 31, 2010, 2009 and 2008, of which $0 was paid for each of the years ended March 31, 2010, 2009 and 2008.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partner or its Affiliates respecting the Properties owned by Local Limited Partnerships.  The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future.  None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $70,520, $82,944 and $13,542 for the years ended March 31, 2010, 2009 and 2008, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $0, $35,250 and $0 during the years ended March 31, 2010, 2009 and 2008, respectively.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $1,027 and $9,113 for the years ended December 31, 2009, 2008 and 2007, respectively.  The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2010, 2009 and 2008.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2010, 2009 and 2008.

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

(b)	Security Ownership of Certain Beneficial Owners

The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2010 and 2009.

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

The management and control of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners.  In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2010	2009

Audit Fees	$85,899	$52,971
Audit-related Fees	-	-
Tax Fees	3,035	2,890
All Other Fees	-	-
TOTAL	$88,934	$55,861

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of Financial statements included in Part II hereof

Balance Sheets, March 31, 2010 and 2009
Statements of Operations for the years ended March 31, 2010, 2009 and 2008
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2010, 2009 and 2008
Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008
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

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alliance Apartments I Limited Partnership	Alliance, Nebraska	$604,000	$604,000	$316,000	$148,000	$1,401,000	$554,000	$995,000

Blessed Rock of El Monte	El Monte, California	2,511,000	2,511,000	3,087,000	1,324,000	8,275,000	2,600,000	6,999,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	2,029,000	2,029,000	1,181,000	70,000	3,431,000	1,626,000	1,875,000

Curtis Associates I, L.P.	Curtis, Nebraska	88,000	88,000	407,000	10,000	535,000	260,000	285,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	249,000	249,000	859,000	40,000	1,378,000	652,000	766,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	542,000	542,000	132,000	32,000	1,303,000	538,000	797,000

Heritage Apartments I, L.P.	Berkeley, Missouri	752,000	752,000	610,000	105,000	1,597,000	735,000	967,000

Hillcrest Associates, a Limited Partnership	Ontario, Oregon	354,000	354,000	1,248,000	96,000	1,605,000	623,000	1,078,000

Patten Towers, L.P. II (1)	Chattanooga, Tennessee	2,154,000	2,154,000	4,170,000	290,000	11,512,000	6,269,000	5,533,000

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	85,000	85,000	293,000	25,000	503,000	242,000	286,000

Rosedale Limited Partnership	Silver City, New Mexico	309,000	309,000	1,272,000	40,000	1,733,000	828,000	945,000

Shepherd South Apartments I, Ltd.	Shepherd, Texas	121,000	121,000	522,000	12,000	773,000	308,000	477,000

Solomon Associates I, L.P.	Solomon, Kansas	138,000	138,000	550,000	16,000	721,000	378,000	359,000

Talladega County Housing Ltd.	Talladega, Alabama	653,000	653,000	708,000	62,000	1,447,000	562,000	947,000

The Willows Apartments Limited Partnership	Morganton, North Carolina	841,000	841,000	985,000	48,000	1,829,000	658,000	1,219,000

		$11,430,000	$11,430,000	$16,340,000	$2,318,000	$38,043,000	$16,833,000	$23,528,000

(1) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Status	Year Investment Acquired	Estimated Useful Life (Years)

Alliance Apartments I Limited Partnership	$86,000	$(30,000)	Completed	1997	40

Blessed Rock of El Monte	956,000	61,000	Completed	1997	40

Broadway Apartments, Limited Partnership	449,000	(104,000)	Completed	1997	40

Curtis Associates I, L.P.	54,000	(18,000)	Completed	1997	27.5

Escatawpa Village Associates, Limited Partnership	203,000	(40,000)	Completed	1997	27.5

Hastings Apartments I, Limited Partnership	89,000	(19,000)	Completed	1996	40

Heritage Apartments I, L.P.	147,000	(38,000)	Completed	1997	27.5

Hillcrest Associates, A Limited Partnership	210,000	(22,000)	Completed	1997	40

Patten Towers, L.P. II (1)	1,535,000	(391,000)	Completed	1996	27.5

Prairieland Properties of Syracuse II, L.P.	46,000	(12,000)	Completed	1997	27.5

Rosedale Limited Partnership	191,000	(43,000)	Completed	1997	30

Shepherd South Apartments I, Ltd.	118,000	2,000	Completed	1996	40

Solomon Associates I, L.P.	85,000	(10,000)	Completed	1997	27.5

Talladega County Housing Ltd.	114,000	(29,000)	Completed	1996	40

The Willows Apartments Limited Partnership	160,000	(16,000)	Completed	1997	40
	$4,443,000	$(709,000)

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