Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2010-08-06
CIK 943904

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes       X      No ______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ______ No       X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___Non-accelerated filer      X     Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No       X

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets
	As of June 30, 2010 and March 31, 2010	3

	Statements of Operations
	For the Three Months Ended June 30, 2010 and 2009	4

	Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2010	5

	Statements of Cash Flows
	For the Three Months Ended June 30, 2010 and 2009	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4T.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Removed and Reserved)	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	19

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010

ASSETS

Cash	$14,194	$12,762
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	4,857	-

Total Assets	$19,051	$12,762

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$727,261	$707,256

Partners’ Equity ( Deficit):
General Partner	2,570,286	2,570,423
Limited Partners (25,000 Partnership Units authorized;
18,000 Partnership Units issued and outstanding)	(3,278,496)	(3,264,917)

Total Partners’ Equity (Deficit)	(708,210)	(694,494)

Total Liabilities and Partners’ Equity (Deficit)	$19,051	$12,762

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Distribution income	$-	$34,031
Reporting fees	1,432	-

Total operating income	1,432	34,031

Operating expenses:
Asset management fees (Note 3)	12,375	12,375
Legal and accounting fees	592	1,700
Appraisal expenses	-	4,000
Write off of advances to Local Limited Partnerships	-	17,280
Other	2,181	4,925

Total operating expenses	15,148	40,280

Loss from operations	(13,716)	(6,249)

Interest income	-	3

Net loss	$(13,716)	$(6,246)

Net loss allocated to:
General Partner	$(137)	$(62)

Limited Partners	$(13,579)	$(6,184)

Net loss per Partnership Unit	$(1)	$-

Outstanding weighted Partnership Units	18,000	18,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$2,570,423	$(3,264,917)	$(694,494)

Net loss	(137)	(13,579)	(13,716)

Partners’ equity (deficit) at June 30, 2010	$2,570,286	$(3,278,496)	$(708,210)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(13,716)	$(6,246)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Change in other assets	(4,857)	-
Change in accrued fees and expenses due to
General Partner and affiliates	20,005	23,000

Net cash provided by operating activities	1,432	16,754

Cash flows from investing activities:
Advances to Local Limited Partnerships	-	(17,280)
Write off of advances to Local Limited Partnerships	-	17,280
Net cash used in investing activities	-	-

Net increase in cash	1,432	16,754

Cash, beginning of period	12,762	9,498

Cash, end of period	$14,194	$26,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on March 28, 1995. The Partnership was formed to invest in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Local Limited Partnership’s Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

For the Quarterly Period Ended June 30, 2010
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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the Compliance Period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2011.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2010. As of June 30, 2010, none of the Housing Complexes had completed their Compliance Period.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the balance sheets.

Prior to the quarter ended June 30, 2010, the Partnership sold the Housing Complex of three Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”), Evergreen Apartments I Limited Partnership, (“Evergreen”) and Raymond S, King Apartments L.P. (“Raymond S. King”). The Partnership has identified one Local Limited Partnership, Patten Towers, L.P. II for disposition.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of all periods presented, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in fifteen Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 721 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$1,145,000	$1,124,000

Expenses
Interest expense	189,000	196,000
Depreciation and amortization	322,000	326,000
Operating expenses	811,000	1,006,000
Total expenses	1,322,000	1,528,000

Net loss	$(177,000)	$(404,000)
Net loss allocable to the Partnership	$(183,000)	$(396,000)
Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

Troubled Housing Complexes

After receiving a passing inspection score from HUD in January 2009, one Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), has not yet had its annual HUD inspection for 2010. The property is currently in good standing with HUD at this point, but is subject to an annual HUD inspection. HUD has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers if an acceptable inspection score is not received. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers with the necessary monthly revenue it needs to pay all costs and expenses. The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009. To date, no acceptable offers had been presented., therefore when the listing contract expired it was not renewed. The Partnership is currently reviewing its options and will decide at a later date if they want to relist the property. The Partnership did not anticipate proceeds from the sale. Any sale transaction contemplated would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of June 30, 2010, the Partnership’s investment balance in Patten Towers was $0. The tax credit compliance period for this property ends December 31, 2011.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at June 30, 2010. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of June 30, 2010, no losses have been recognized and management does not expect losses to occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

management fees of $12,375 were incurred during each of the three months ended June 30, 2010 and 2009. The Partnership paid the General Partner and or its affiliates $0 of those fees during the three months ended June 30, 2010 and 2009.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during the three months ended June 30, 2010 and 2009.

(c)
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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2010	March 31, 2010

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$222,261	$214,631
Advances made to the Partnership from the General Partner or affiliates	20,000	20,000
Asset management fee payable	485,000	472,625

Total	$727,261	$707,256

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $14,000 in cash and $5,000 of other assets. Liabilities at June 30, 2010 consisted of $727,000 accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The Partnership’s net loss for the three months ended June 30, 2010 was $(14,000), reflecting an increase of $(8,000) from the $(6,000) net loss for the three months ended June 30, 2009. The increase in loss was primarily due to a $(34,000) decrease in distribution income, partially offset by a $1,000 increase in reporting fees. Distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment. The decrease in income was offset by a decrease of $17,000 in write off of advances to Local Limited Partnerships for the three months ended June 30, 2010. This was the result of no advances having been made and reserved for in the three months ended June 30, 2010 compared to a $17,000 advance made during the three months ended June 30, 2009 and reserved for during that period. The appraisal expenses for the three months ended June 30, 2010 decreased by $4,000. Additionally, there was a $1,000 decrease in legal and accounting fees and a $3,000 decrease in other expenses.

Liquidity and Capital Resources

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The net increase in cash during the three months ended June 30, 2010 was $1,000 compared to a $17,000 increase in cash for the three months ended June 30, 2009. The change of $(16,000) is due primarily to the fact that during the three months ended June 30, 2010, the Partnership received $1,000 of combined distribution income and reporting fees and compared to $34,000 received for the three months ended June 30, 2009. The decrease is also due to a $17,000 decrease in advances to Local Limited Partnerships during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $20,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2011.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S.generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

                    NONE

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

                                    NONE

Item 3.                      Defaults Upon Senior Securities

                     NONE

Item 4.                      (Removed and Reserved)

                     NONE

Item 5.                      Other Information

                     NONE

Item 6.  Exhibits

31.1 Certification of the Chife Executive Officer Pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chife Financial Officer Pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date:           ________, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:           _________, 2010

EXHIBIT 31-1
CERTIFICATIONS

I, Wilfred N. Cooper, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund V, L.P., Series 3;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

              Date:________________

/s/  Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

EXHIBIT 31-2
CERTIFICATIONS

           I, Melanie R. Wenk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund V, L.P., Series 3;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                 Date:__________________

/s/ Melanie R. Wenk
               Vice-President - Chief Financial Officer of WNC & Associates, Inc.

EXHIBIT 32-1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund V, L.P., Series 3 (the “Partnership”) for the quarter ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Jr., President and Chief Executive Officer of WNC & Associates, Inc., general partner of the Partnership, hereby certify that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/WILFRED N. COOPER, JR.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

__________, 2010

EXHIBIT 32-2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund V, L.P., Series 3 (the “Partnership”) for the quarter ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Melanie R. Wenk, Vice President -Chief Financial Officer of WNC & Associates, Inc., general partner of the Partnership, hereby certify that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/MELANIE R. WENK
Melanie R. Wenk
Vice President-Chief Financial Officer of WNC & Associates, Inc.

__________, 2010