Form 10-Q/A
period 2010-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2010-08-11
CIK 943904

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

Large accelerated filer___ Accelerated filer___Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

EXPLANATORY NOTE

WNC Housing Tax Credit Fund V, L.P., Series 3 is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2010 to file the required certifications 31.1, 31.2, 32.1 and 32.2. The original Form 10-Q did not include the certifications.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q filed with the Securities and Exchange Commission on August 6, 2010, or modify or update those disclosures affected by subsequent events.  Except as described above, the Partnership has not modified or updated other disclosures or information presented in the original Form 10-Q.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

INDEX TO FORM 10 – Q/A

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets
	As of June 30, 2010 and March 31, 2010	4

	Statements of Operations
	For the Three Months Ended June 30, 2010 and 2009	5

	Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2010	6

	Statements of Cash Flows
	For the Three Months Ended June 30, 2010 and 2009	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	18

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	20

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

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q/A for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q/A contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q/A and in other reports filed with the Securities and Exchange Commission.

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

Liquidity and Capital Resources

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The net increase in cash during the three months ended June 30, 2010 was $2,000 compared to a $17,000 increase in cash for the three months ended June 30, 2009. The change of $(15,000) is due primarily to the fact that during the three months ended June 30, 2010, the Partnership received $1,000 of combined distribution income and reporting fees and compared to $34,000 received for the three months ended June 30, 2009. The decrease is also due to a $17,000 decrease in advances to Local Limited Partnerships during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q/A.

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

Part II.   Other Information

Item 1.    Legal Proceedings

NONE

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                NONE

Item 3.    Defaults Upon Senior Securities

NONE

Item 4.    (Removed and Reserved)

NONE

Item 5.    Other Information

NONE

Item 6.  Exhibits

31.1 Amended Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Amended Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

  32.1 Amended Section 1350 Certification of the Chief Executive Officer. (filed herewith)

  32.2 Amended Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date:           August 6, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:           August 6, 2010