Form 10-Q
period 2010-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2010-11-10
CIK 943904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes       X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes___No        X

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Six Months Ended September 30, 2010 and 2009	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2010	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2010 and 2009	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS

Cash	$21,252	$12,762
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	4,857	-
Total Assets	$26,109	$12,762

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$735,480	$707,256

Total Liabilities	735,480	707,256

Partners’ Equity (Deficit):
General Partner	2,570,274	2,570,423
Limited Partners (25,000 Partnership Units authorized;
18,000 Partnership Units issued and outstanding)	(3,279,645)	(3,264,917)

Total Partners’ Equity (Deficit)	(709,371)	(694,494)

Total Liabilities and Partners’ Equity (Deficit)	$26,109	$12,762

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$42,057	$43,489	$9,799	$9,799
Distribution income	-	-	-	34,031

Total operating income	42,057	43,489	9,799	43,830

Operating expenses:
Asset management fees (Note 3)	12,375	24,750	12,375	24,750
Legal and accounting fees	28,895	29,487	11,615	13,315
Appraisal expenses	-	-	-	4,000
Write off of advances to Local Limited Partnerships	-	-	17,103	34,383
Other	1,949	4,130	103	5,028

Total operating expenses	43,219	58,367	41,196	81,476

Loss from operations	(1,162)	(14,878)	(31,397)	(37,646)

Interest income	1	1	-	3

Net loss	$(1,161)	$(14,877)	$(31,397)	$(37,643)

Net loss allocated to:
General Partner	$(12)	$(149)	$(314)	$(376)

Limited Partners	$(1,149)	$(14,728)	$(31,083)	$(37,267)

Net loss per Partnership Unit	$(0)	$(1)	$(2)	$(2)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$2,570,423	$(3,264,917)	$(694,494)

Net loss	(149)	(14,728)	(14,877)

Partners’ equity (deficit) at September 30, 2010	$2,570,274	$(3,279,645)	$(709,371)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(14,877)	$(37,643)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Increase in other assets	(4,857)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	28,224	38,594

Net cash provided by operating activities	8,490	951

Cash flows from investing activities:
Advances to Local Limited Partnerships	-	(34,383)
Write off of advances to Local Limited Partnerships	-	34,383

Net cash used in investing activities	-	-

Net increase in cash	8,490	951

Cash, beginning of period	12,762	9,498

Cash, end of period	$21,252	$10,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Local Limited Partnership’s Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the Partnership.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2010. As of September 30, 2010, none of the Housing Complexes had completed their Compliance Period.

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

Prior to the quarter ended September 30, 2010, the Partnership sold the Housing Complex of three Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”), Evergreen Apartments I Limited Partnership, (“Evergreen”) and Raymond S, King Apartments L.P. (“Raymond S. King”). The Partnership has identified one Local Limited Partnership, Patten Towers, L.P. II for disposition.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.   If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2010, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in fifteen Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 721 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$2,289,000	$2,248,000

Expenses
Interest expense	377,000	391,000
Depreciation and amortization	645,000	652,000
Operating expenses	1,622,000	2,012,000
Total expenses	2,644,000	3,055,000

Net loss	$(355,000)	$(807,000)
Net loss allocable to the Partnership	$(366,000)	$(793,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

After receiving a passing inspection score from HUD in January 2009, one Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), has not yet had its annual HUD inspection for 2010. The property is currently in good standing with HUD at this point, but is subject to an annual HUD inspection. HUD has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers if an acceptable inspection score is not received. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers the necessary monthly revenue it needs to pay all costs and expenses. The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009. No acceptable offers were presented, therefore when the listing contract expired it was not renewed. The Partnership is currently reviewing its options and will decide at a later date if they want to relist the property. The Partnership did not anticipate proceeds from the sale. Any sale transaction contemplated would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of September 30, 2010, the Partnership’s investment balance in Patten Towers was $0. The tax credit compliance period for this property ends December 31, 2011.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at September 30, 2010. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of September 30, 2010, no losses have been recognized and management does not expect losses to occur.  The tax credit compliance period for this property ends December 31, 2011.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on, and other debts related to, the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $24,750 were incurred during each of the six months ended September 30, 2010 and 2009. The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the six months ended September 30, 2010 and 2009.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $35,000 and $0 during the six months ended September 30, 2010 and 2009, respectively.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2010	March 31, 2010

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$218,105	$214,631
Advance made to the Partnership from the General Partner or affiliates	20,000	20,000
Asset management fee payable	497,375	472,625

Total	$735,480	$707,256

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2010 consisted of $21,000 in cash.  Liabilities at September 30, 2010 consisted of $735,000 of accrued fees and payables due to the General Partner and its affiliates.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.  The Partnership’s net loss for the three months ended September 30, 2010 was $(1,000), reflecting a decrease of approximately $30,000 from the $(31,000) net loss experienced for the three months ended September 30, 2009.  The decrease in net loss is largely due to the $17,000 decrease in write off of advances to Local Limited Partnerships.  During the three months ended September 30, 2009 there were advances of $(17,000) made to one Local Limited Partnership which were reserved for in full as of September 30, 2009 compared to no advances made and reserved during the three months ended September 30, 2010.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  Additionally there was a increase of $(17,000) in legal and accounting fees for the three months ended September 30, 2010 due to the timing of the accounting work being performed.  Reporting fees increased by approximately $32,000 for the three months ended September 30, 2010.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009.  The Partnership’s net loss for the six months ended September 30, 2010 was $(15,000), reflecting a decrease of approximately $23,000 from the $(38,000) net loss experienced for the six months ended September 30, 2009.  The decrease was primarily due to a $34,000 decrease in write off of advances to Local Limited Partnerships.  During the six months ended September 30, 2010 there were no advances made to Local Limited Partnerships compared to $(34,000) in advances made and reserved for during the six months ended September 30, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.     Additionally there was an increase of $(16,000) in legal and accounting fees due to the timing of the accounting work being performed.  The distribution income and reporting fees increased (decreased) by approximately $(34,000) and $34,000, respectively for the six months ended September 30, 2010.  Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  Appraisal expenses and other expenses decreased by $4,000 and $1,000, respectively, for the six months ended September 30, 2010.

Liquidity and Capital Resources

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009.  The net increase in cash during the six months ended September 30, 2010 was $8,000 compared to a net increase in cash for the six months ended September 30, 2009 of $1,000.  The increase in cash is largely due to the $34,000 decrease in advances made to Local Limited Partnerships for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009.  Additionally, the Partnership paid the General Partner or an affiliate $(39,000) in reimbursement of operating expenses during the six months ended September 30, 2010 while no payments were made during the six months ended September 30, 2009.  The Partnership paid the $39,000 since it earned a large amount of distribution income and reporting fees during the six months ended September 30, 2010.   The Partnership also accrued $5,000 in prepaid expenses during the six months ended September 30, 2010 compared to no prepaid expenses during the six months ended September 30, 2009.

During the six months ended September 30, 2010, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $28,000.  The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

 NONE

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                 NONE

Item 3.    Defaults Upon Senior Securities

 NONE

Item 4.    (Removed and Reserved)

Item 5.    Other Information

 NONE

Item 6.    Exhibits

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

Date:  November 10, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 10, 2010