Form 10-Q
period 2010-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2011-02-14
CIK 943904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes       X     No _______

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2010 and 2009	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2010	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2010 and 2009	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS

Cash	$21,253	$12,762
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	4,857	-

Total Assets	$26,110	$12,762

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$714,234	$707,256

Total Liabilities	714,234	707,256

Partners’ Equity (Deficit):
General Partner	2,844,375	2,570,423
Limited Partners (25,000 Partnership Units authorized;
18,000 Partnership Units issued and outstanding)	(3,532,499)	(3,264,917)

Total Partners’ Equity (Deficit)	(688,124)	(694,494)

Total Liabilities and Partners’ Equity (Deficit)	$26,110	$12,762

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$43,489	$5,000	$14,799
Distribution income	-	-	-	34,031
Miscellaneous income	-	-	3	3

Total operating income	-	43,489	5,003	48,833

Operating expenses:
Asset management fees (Note 3)	12,375	37,125	12,375	37,125
Legal and accounting fees	-	29,487	45,539	58,854
Appraisal expenses	-	-	-	4,000
Write off of advances to Local Limited Partnerships	240,254	240,254	63,170	97,553
Other	2,780	6,910	1,421	6,449

Total operating expenses	255,409	313,776	122,505	203,981

Loss from operations	(255,409)	(270,287)	(117,502)	(155,148)

Gain on sale of investment in Local Limited Partnerships	-	-	1	1

Interest income	1	2	-	3

Net loss	$(255,408)	$(270,285)	$(117,501)	$(155,144)

Net loss allocated to:
General Partner	$(2,554)	$(2,703)	$(1,175)	$(1,551)

Limited Partners	$(252,854)	$(267,582)	$(116,326)	$(153,593)

Net loss per Partnership Unit	$(14)	$(15)	$(7)	$(9)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$2,570,423	$(3,264,917)	$(694,494)

Contributions (Note 5)	276,655	-	276,655

Net loss	(2,703)	(267,582)	(270,285)

Partners’ equity (deficit) at December 31, 2010	$2,844,375	$(3,532,499)	$(688,124)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(270,285)	$(155,144)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Increase in other assets	(4,857)	-
Decrease in accrued expenses	-	(4,000)
Increase in accrued fees and expenses due to
General Partner and affiliates	283,633	152,619
Gain on sale of investment in Local Limited Partnership	-	(1)

Net cash provided by (used in) operating activities	8,491	(6,526)

Cash flows from investing activities:
Proceeds from sale of investment in Local Limited Partnerships	-	1
Advances to Local Limited Partnerships	(240,254)	(97,553)
Write off of advances to Local Limited Partnerships	240,254	97,553

Net cash provided by investing activities	-	1

Net increase (decrease) in cash	8,491	(6,525)

Cash, beginning of period	12,762	9,498

Cash, end of period	$21,253	$2,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$276,655	$153,084

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended December 31, 2010
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

For the Quarterly Period Ended December 31, 2010
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010. As of December 31, 2010, two of the Housing Complexes had completed their Compliance Period.

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

Prior to the quarter ended December 31, 2010, the Partnership sold the Housing Complex of three Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”), Evergreen Apartments I Limited Partnership, (“Evergreen”) and Raymond S, King Apartments L.P. (“Raymond S. King”). The Partnership has identified one Local Limited Partnership, Patten Towers, L.P. II for disposition.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2010 and 2009 has been recorded by the Partnership. Management’s estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.   However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships which are considered VIEs as assets on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships represents its maximum exposure to loss. The Partnership's exposure to loss in these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2010, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2010 and March 31, 2010, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in fifteen Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 721 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$3,434,000	$3,373,000

Expenses
Interest expense	566,000	587,000
Depreciation and amortization	968,000	979,000
Operating expenses	2,432,000	3,018,000
Total expenses	3,966,000	4,584,000

Net loss	(532,000)	(1,211,000)
Net loss allocable to the Partnership	$(549,000)	$(1,189,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

After receiving a passing inspection score from HUD in January 2009, one Local Limited Partnership, Patten Towers L.P. II (“Patten Towers”), has not yet had its annual HUD inspection for 2010 due to major improvements that are being made. The HUD inspection for 2010 was rescheduled for February 3, 2011.  The property is currently in good standing with HUD at this point, but is subject to an annual HUD inspection. HUD has the authority to revoke their housing assistance program (“HAP”) with Patten Towers and thereby suspend all rental assistance for the tenants of Patten Towers if an acceptable inspection score is not received. If HUD were to revoke the HAP contract then most of the current tenants would be unable to make their rental payments thereby denying Patten Towers the necessary monthly revenue it needs to pay all costs and expenses. The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009. No acceptable offers were presented therefore when the listing contract expired it was not renewed. The Partnership continues to review its options and the property is still not listed but a potential buyer has approached the Partnership and there have been ongoing conversations with this potential buyer.  No contracts have been drafted as of the report date and the conversations are still in the beginning phase.  The Partnership does not anticipate proceeds from the sale. Any sale transaction contemplated would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of December 31, 2010, the Partnership’s investment balance in Patten Towers was $0. The tax credit compliance period for this property ends December 31, 2011.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and WNC are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. Should Heritage be unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at December 31, 2010. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of December 31, 2010, no losses have been recognized and management does not expect losses to occur.  The tax credit compliance period for this property ends December 31, 2011.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on, and other debts related to, the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $37,125 were incurred during each of the nine months ended December 31, 2010 and 2009. The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the nine months ended December 31, 2010 and 2009.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $35,000 and $0 during the nine months ended December 31, 2010 and 2009, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2010	March 31, 2010

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$112,692	$214,631
Advance made to the Partnership from the General Partner or affiliates	91,792	20,000
Asset management fee payable	509,750	472,625

Total	$714,234	$707,256

NOTE 4 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the nine months ended December 31, 2010, the Partnership voluntarily advanced $240,254 to one Local Limited Partnership that has been experiencing operational issues.  As of December 31, 2010 total advances made to Local Limited Partnerships were $1,955,679 all of which was reserved.  The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve has been recorded.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 5 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

During the nine months ended December 31, 2010, the Partnership was relieved of debt owed to the General Partner totaling $276,655.   The Partnership had received $168,462 in cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The remaining $108,193 of debt that was relieved was for operating expenses that were paid by the General Partner or an affiliate on the Partnership’s behalf.  Due to the continuous low cash balances in the Partnership, the General Partner deemed the amount to be uncollectible, therefore the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2010 consisted of $21,000 in cash and $5,000 in other assets.  Liabilities at December 31, 2010 consisted of $714,000 of accrued fees and expenses due to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009.  The Partnership’s net loss for the three months ended December 31, 2010 was $(255,000), reflecting an increase of approximately $(137,000) from the $(118,000) net loss experienced for the three months ended December 31, 2009.  The increase in net loss is largely due to the $(177,000) increase in write off of advances to Local Limited Partnerships.  During the three months ended December 31, 2010 advances of $(240,000) were made to one Local Limited Partnership and reserved for in full as of December 31, 2010 compared to $(63,000) of advances made and reserved for during the three months ended December 31, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  Additionally, there was a decrease of $46,000 in legal and accounting fees for the three months ended December 31, 2010 due to the timing of the accounting work being performed.  Reporting fees decreased by approximately ($5,000) for the three months ended December 31, 2010.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009.  The Partnership’s net loss for the nine months ended December 31, 2010 was $(270,000), reflecting an increase of approximately $(115,000) from the $(155,000) net loss experienced for the nine months ended December 31, 2009.  The increase was primarily due to a $(142,000) increase in write off of advances to Local Limited Partnerships.  During the nine months ended December 31, 2010 advances of $(240,000) were made to Local Limited Partnerships compared to $(98,000) of advances made and reserved for during the nine months ended December 31, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, there was a decrease of $29,000 in legal and accounting fees due to the timing of the accounting work being performed.  The distribution income and reporting fees increased (decreased) by approximately $34,000 and $(29,000), respectively for the nine months ended December 31, 2010.  Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009.  The net increase in cash during the nine months ended December 31, 2010 was $8,000 compared to a net decrease in cash for the nine months ended December 31, 2009 of $(7,000).  There was a $(142,000) increase in advances made to Local Limited Partnerships for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 as discussed above.  Additionally, the Partnership paid the General Partner or an affiliate $(35,000) in reimbursement of operating expenses during the nine months ended December 31, 2010 while no payments were made during the nine months ended December 31, 2009.   The Partnership also accrued $5,000 in prepaid expenses during the nine months ended December 31, 2010 relating to expenses paid on behalf of the Local Limited Partnership that has been identified for sale compared to no prepaid expenses during the nine months ended December 31, 2009. Total operating income decreased by $(5,000) during the nine months ended December 31, 2010. Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the nine months ended December 31, 2010, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $7,000.  The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date:  February 14, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 14, 2011