Form 10-K
period 2011-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2011-06-28
CIK 943904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

      (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No ___X__

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
Yes __ X _ No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ____ No __X__

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
Large accelerated filer___ Accelerated filer___  Non-accelerated filer      X    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No     X

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

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture.  The Partnership is seeking to sell its Local Limited Partnership Interests.  Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low income housing,(iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated March 28, 1995 (the "Partnership Agreement"), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests.  If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership originally invested in eighteen Local Limited Partnerships, three of which had been sold or otherwise disposed of as of March 31, 2011.  Each of these Local Limited Partnerships owns or owned a single Housing Complex that was eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.  As of March 31, 2011 two of the Housing Complexes had completed their 15 year compliance period. The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

As of March 31, 2011, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”) and Evergreen Apartments I Limited Partnership, (“Evergreen”). The Partnership also sold its Local Limited Partnership Interest in Raymond S. King Apartments, L.P.

Raymond S. King Apartments, L.P.  will complete its 15-year compliance period in 2011; therefore there is a risk of tax credit recapture.  The last year in which Low Income Housing Tax Credits were generated by this Local Limited Partnership was 2007.  The executed Purchase Agreement states that Raymond S. King must remain in compliance with Section 42 of the IRS code. Until the completion of the Compliance Period, the purchaser must furnish the Partnership with certain reports proving that the Housing Complex is still in compliance with the IRS code.

Patten Towers L.P. II (“Patten Towers”) had its annual HUD inspection for 2010 on February 3, 2011 and received a score of 71C. The property was listed for sale with a national brokerage firm from July of 2008 through September 2009.   An acceptable offer was received in December 2010.  Currently, the potential purchaser and the Partnership are working with the lender on terms for a refinance.  As of June 13, 2011 it appears that terms have been agreed on by all parties and a third party legal counsel is beginning to draft up Purchase Agreements.  It is anticipated that the potential transaction could close in August 2011. The Partnership does not anticipate proceeds from the sale. Any sale transaction completed would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2011, the Partnership’s investment balance in Patten Towers was $0.   The Compliance Period for this property ends December 31, 2011. The proposed sale is pending lender approval.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.  As of all periods presented, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $0, $0 and $1,115,739, respectively.

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

 Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the fifteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership's Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Alliance Apartments I Limited Partnership	Alliance, Nebraska	Retro Development, Inc.	604,000	$ 604,000	19	$ 363,000	$ 308,000

Blessed Rock of El Monte	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	4,404,000	2,843,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	Trianon - Broadway, LLC, a New Mexico Limited Liability Company	2,029,000	2,029,000	78	2,335,000	1,218,000

Curtis Associates I, L.P.	Curtis, Nebraska	Joseph A. Shepard and Kenneth M. Vitor	88,000	88,000	12	156,000	401,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	Clifford E. Olsen	249,000	249,000	32	458,000	849,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	Retro Development, Inc. of Oklahoma and Most Worshipful Prince Hall Grand Lodge	542,000	542,000	18	1,005,000	115,000

Heritage Apartments I, L.P.	Berkeley, Missouri	Joseph A. Shepard and Kenneth M. Vitor	752,000	752,000	30	1,333,000	595,000

Hillcrest Associates, A Limited Partnership	Ontario, Oregon	Riley J. Hill	354,000	354,000	28	683,000	1,241,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership's Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Patten Towers, L.P. II (2)	Chattanooga, Tennessee	Patten Towers Partners, LLC	2,154,000	2,154,000	221	3,938,000	4,109,000

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	Kenneth M. Vitor	85,000	85,000	8	152,000	280,000

Rosedale Limited Partnership	Silver City, New Mexico	Deke Noftsker and ABO Corporation	309,000	309,000	32	547,000	1,264,000

Shepherd South Apartments I, Ltd.	Shepherd, Texas	Donald W. Sowell	121,000	121,000	24	223,000	507,000

Solomon Associates I, L.P.	Solomon, Kansas	Joseph A. Shepard and Kenneth M. Vitor	138,000	138,000	16	250,000	544,000

Talladega County Housing Ltd.	Talladega, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	653,000	653,000	30	1,200,000	676,000

The Willows Apartments Limited Partnership	Morganton, North Carolina	John C. Loving, Gordon D. Brown, Jr. and Western N.C. Housing Partnership	841,000	841,000	36	1,545,000	969,000

			$11,430,000	$11,430,000	721	$18,592,000	$15,919,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2)  The Local Limited Partnership has been identified for disposition.

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Alliance Apartments I Limited Partnership	$ 91,000	$ (29,000)	N/A

Blessed Rock of El Monte	978,000	69,000	N/A

Broadway Apartments, Limited Partnership	451,000	(118,000)	N/A

Curtis Associates I, L.P.	53,000	(13,000)	N/A

Escatawpa Village Associates, Limited Partnership	212,000	(11,000)	N/A

Hastings Apartments I, Limited Partnership	85,000	(30,000)	N/A

Heritage Apartments I, L.P.	149,000	(45,000)	N/A

Hillcrest Associates, A Limited Partnership	202,000	(28,000)	N/A

Patten Towers, L.P. II (1)	1,640,000	(3,745,000)	N/A

Prairieland Properties of Syracuse II, L.P.	46,000	(11,000)	N/A

Rosedale Limited Partnership	184,000	(43,000)	N/A

Shepherd South Apartments I, Ltd.	124,000	(6,000)	N/A

Solomon Associates I, L.P.	80,000	(12,000)	N/A

Talladega County Housing Ltd.	112,000	(46,000)	N/A

The Willows Apartments Limited Partnership	158,000	(22,000)	N/A

	$4,565,000	$(4,090,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3
			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Alliance Apartments I Limited Partnership	Alliance, Nebraska	Retro Development, Inc.	95%	100%	89%	100%	100%

Blessed Rock of El Monte	El Monte, California	Everland, Inc.	100%	100%	100%	99%	100%

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	Trianon - Broadway, LLC, a New Mexico Limited Liability Company	96%	97%	97%	99%	92%

Cascade Pines, L.P. II	Atlanta, Georgia	Urban Residential Management, Inc., a Georgia Corporation	N/A	N/A	N/A	N/A	57%

Curtis Associates I, L.P.	Curtis, Nebraska	Joseph A. Shepard and Kenneth M. Vitor	92%	92%	83%	92%	92%

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	Clifford E. Olsen	100%	100%	100%	100%	100%

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	Retro Development, Inc. of Oklahoma and Most Worshipful Prince Hall Grand Lodge	89%	100%	83%	94%	100%

Heritage Apartments I, L.P.	Berkeley, Missouri	Joseph A. Shepard and Kenneth M. Vitor	100%	100%	100%	100%	97%

Hillcrest Associates, A Limited Partnership	Ontario, Oregon	Riley J. Hill	86%	100%	93%	96%	96%

Patten Towers, L.P. II (1)	Chattanooga, Tennessee	Patten Towers Partners, LLC	98%	97%	96%	93%	86%

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	Kenneth M. Vitor	100%	100%	88%	100%	100%

WNC Housing Tax Credit Fund V, L.P., Series 3
			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Raymond S. King Apartments Limited Partnership	Greensboro, North Carolina	Project Homestead, Inc.	N/A	N/A	83%	96%	100%

Rosedale Limited Partnership	Silver City, New Mexico	Deke Noftsker and ABO Corporation	100%	59%	100%	88%	97%

Shepherd South Apartments I, Ltd.	Shepherd, Texas	Donald W. Sowell	88%	100%	96%	92%	92%

Solomon Associates I, L.P.	Solomon, Kansas	Joseph A. Shepard and Kenneth M. Vitor	75%	81%	88%	81%	88%

Talladega County Housing Ltd.	Talladega, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	100%	87%	97%	90%	97%

The Willows Apartments Limited Partnership	Morganton, North Carolina	John C. Loving, Gordon D. Brown, Jr. and Western N.C. Housing Partnership	94%	97%	100%	97%	97%

		Weighted Average	93%	96%	96%	95%	94%

N/A - The Local Limited Partnership was sold prior to the respective year end.

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

b)	At March 31, 2011, there were 876 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2011	2010	2009	2008	2007
ASSETS
Cash	$27,292	$12,762	$9,498	$83,448	$46,994
Investments in Local Limited Partnerships, net	-	-	-	1,120,103	1,912,366
Other assets	4,857	-	-	-	-

Total Assets	$32,149	$12,762	$9,498	$1,203,551	$1,959,360
LIABILITIES
Accrued expenses	$-	$-	$4,000	$4,000	$4,000
Accrued fees and expenses due to General Partner and affiliates	731,192	707,256	648,548	1,781,320	1,738,278

Total Liabilities	731,192	707,256	652,548	1,785,320	1,742,278

PARTNERS' EQUITY (DEFICIT)	(699,043)	(694,494)	(643,050)	(581,769)	217,082

Total Liabilities and Partners’ Equity (Deficit)	$32,149	$12,762	$9,498	$1,203,551	$1,959,360

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2011	2010	2009	2008	2007
Loss from operations	$(281,208)	$(198,808)	$(1,532,255)	$(590,333)	$(3,724,657)
Equity in losses of Local Limited Partnerships	-	-	(903)	(208,618)	1,545,903
Loss on sale of Local Limited Partnership	-	(5,724)	-	-	-
Interest income	4	4	23	100	135
Net loss	$(281,204)	$(204,528)	$(1,533,135)	$(798,851)	$(2,178,619)

Net loss allocated to:
General Partner	$(2,812)	$(2,045)	$(15,331)	$(7,989)	$(21,786)

Limited Partners	$(278,392)	$(202,483)	$(1,517,804)	$(790,862)	$(2,156,833)

Net loss per Partnership Unit	$(15.47)	$(11.25)	$(84.32)	$(43.94)	$(119.82)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000	18,000

Note 1 - Loss from operations for the years ended March 31, 2011, 2010, 2009, 2008 and 2007 include a charge for impairment losses on investments in Local Limited Partnerships of $0, $0,  $1,115,739, $559,408 and $2,336,855, respectively  (See Note 2 to the financial statements).

	For the Years Ended March 31,

	2011	2010	2009	2008	2007

Net cash provided by (used in):

Operating activities	$14,530	$3,264	$(73,950)	$24,504	$(301,823)
Investing activities	-	-	-	11,950	16,134
Financing activities	-	-	-	-	309,523

Net change in cash	14,530	3,264	(73,950)	36,454	23,834

Cash, beginning of period	12,762	9,498	83,448	46,994	23,160

Cash, end of period	$27,292	$12,762	$9,498	$83,448	$46,994

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2010	2009	2008	2007	2006

Federal	$-	$-	$6	$51	$91
State	-	-	-	-	-

Total	$-	$-	$6	$51	$91

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment ata least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements.)

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Financial Condition

For the year ended March 31, 2011

The Partnership’s assets at March 31, 2011 consisted of $27,000 in cash and $5,000 in other assets.  Liabilities at March 31, 2011 consisted of $731,000 of accrued fees and expenses due to General Partner and affiliates. (See “Future Contractual Cash Obligations” below)

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010 The Partnership’s net loss for the year ended March 31, 2011 was $(281,000), reflecting an increase of $(76,000) from the net loss experienced for the year ended March 31, 2010 of $(205,000).  This was mainly caused by a large increase in write off of advances to Local Limited Partnerships of $(143,000). The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  The accounting and legal fees decreased by $70,000 largely due to the timing of the accounting work performed.  Reporting fees and distribution income decreased by $(29,000) and increased by $20,000, respectively, for the year ended March 31, 2011. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010
The net increase in cash during the year ended March 31, 2011 was $15,000 compared to a net increase in cash for the year ended March 31, 2010 of $3,000.  During the year ended March 31, 2011, the Partnership made $(240,000) of advances to Local Limited Partnerships compared to $(98,000) advanced during the year ended March 31, 2010.  At the time the advances were needed the Partnership did not have sufficient cash to make the advances to the Local Limited Partnerships.  Therefore, $240,000 and $51,000 of those advances were first advanced from the General Partner or an affiliate to the Partnership then the Partnership advanced the funds to the Local Limited Partnerships for the years ended March 31, 2011 and 2010, respectively.  The Partnership paid $(9,000) of outstanding payables during the year ended March 31, 2010 while no such payments were made during the year ended March 31, 2011.  During the year ended March 31, 2011 the Partnership did reimburse the General Partner or an affiliate $(35,000). During the year ended March 31, 2010 due to low cash balances throughout the year the Partnership was not able to reimburse the General Partner or an affiliate for operating expenses paid on its behalf.  Lastly, the Partnership had received $50,000 in cash for reporting fees and distribution income for the year ended March 31, 2011 compared to $59,000 received during the year ended March 31, 2010.  As explained above the reporting fees and distribution income will vary year to year depending on the operations of the underlying Housing Complexes.  The non-cash financing activities increased by $277,000 during the year ended March 31, 2011 and by $153,000 during the year ended March 31, 2010, due to advances made in prior years that were forgiven by the General Partner or an affiliate and converted to contributions by the General Partner.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009   The net increase in cash during the year ended March 31, 2010 was $3,000 compared to a net decrease in cash for the year ended March 31, 2009 of $(74,000), which resulted in a net change of $77,000.  During the year ended March 31, 2010, the Partnership made advances that totaled $(98,000), to two Local Limited Partnerships.  At the time the advances were needed the Partnership did not have sufficient cash to make the advances to the Local Limited Partnerships.  Therefore, $51,000 of those advances were first advanced from the General Partner or an affiliate to the Partnership then the Partnership advanced the funds to the Local Limited Partnerships.  The actual cash decrease for the advances to the Local Limited Partnerships was $(47,000) during the year ended March 31, 2010.  During the year ended March 31, 2009,  $(369,000) was advanced to troubled Local Limited Partnerships. Of the $(369,000) approximately $248,000 was advanced from the General Partner or an affiliate to the Partnership due to the Partnership not having sufficient cash to advance to the Local Limited Partnerships.  Therefore the actual cash decrease during the year ended March 31, 2009 for advances was $(121,000).  The Partnership also paid $(9,000) during the year ended March 31, 2010 to a third party vendor for outstanding payables.  There were no payables paid to third parties directly from the Partnership during the year ended March 31, 2009.  During the year ended March 31, 2010 due to low cash balances throughout the year the Partnership was not able to reimburse the General Partner or an affiliate for operating expenses paid on its behalf but during the year ended March 31, 2009 the Partnership did reimburse the General Partner or an affiliate $(32,000).  Lastly, the Partnership had received $59,000 in cash for reporting fees and distribution income for the year ended March 31, 2010 compared to $82,000 received during the year ended March 31, 2009.  As explained above the reporting fees and distribution income will vary year to year depending on the operations of the underlying Housing Complexes.  The non-cash financing activities increased by $1,472,000 during the year ended March 31, 2009 and by $153,000 during the year ended March 31, 2010, due to advances made in prior years that were forgiven by the General Partner or an affiliate and converted to contributions by the General Partner.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $24,000, $59,000 and $(1,133,000) for the years ended March 31, 2011, 2010 and 2009, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Other Matters

Patten Towers L.P. II (“Patten Towers”) had its annual HUD inspection for 2010 on February 3, 2011 and received a score of 71C. The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009.   An acceptable offer was received in December 2010.  Currently the potential purchaser and the Partnership are working with the lender on terms for a refinance.  As of June 13, 2011 it appears that terms have been agreed on by all parties and a third party legal counsel is beginning to draft up Purchase Agreements.  It is anticipated that the potential transaction could close in August 2011.The Partnership does not anticipate proceeds from the sale. Any sale transaction completed would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2011, the Partnership’s investment balance in Patten Towers was $0.   The Compliance Period for this property ends December 31, 2011. The proposed sale is pending lender approval.

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”).  Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits.  Heritage carries general liability and extended liability insurance.  The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each.  If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at both March 31, 2011 and 2010.  Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees(1)	$780,692	$49,500	$49,500	$49,500	$49,500	$1,683,000	$2,661,692
Total contractual cash obligations	$780,692	$49,500	$49,500	$49,500	$49,500	$1,683,000	$2,661,692

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See footnote 1 to the audited financial statements.

Item 7A.  Quantitative and Qualitative Disclosures Above Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 3

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2011.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Reznick Group, P.C

Bethesda, Maryland
June 27, 2011

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2011	2010
ASSETS
Cash	$27,292	$12,762
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	4,857	-

Total Assets	$32,149	$12,762

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	731,192	707,256

Total Liabilities	731,192	707,256

Partners’ equity (deficit)
General Partner	2,844,266	2,570,423
Limited Partners (25,000 Partnership Units authorized;18,000 Partnership Units issued and outstanding)	(3,543,309)	(3,264,917)

Total Partners’ Equity (Deficit)	(699,043)	(694,494)

Total Liabilities and Partners’ Equity (Deficit)	$32,149	$12,762

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2011	2010	2009

Reporting fees	$24,179	$53,230	$57,563
Distribution income	25,347	5,389	24,650

Total income	49,526	58,619	82,213

Operating expenses and loss:
Amortization (Notes 2 and 3)	-	-	3,461
Asset management fees (Note 3)	49,500	49,500	49,500
Impairment loss (Note 2)	-	-	1,115,739
Accounting and legal fees	31,923	101,767	59,802
Write off of advances to Local Limited Partnerships (Note 5)	240,254	97,553	368,824
Other	9,057	8,607	17,142

Total operating expenses and loss	330,734	257,427	1,614,468

Loss from operations	(281,208)	(198,808)	(1,532,255)

Equity in losses of Local Limited Partnerships (Note 2)	-	-	(903)

Loss on sale of Local Limited Partnership	-	(5,724)	-

Interest income	4	4	23

Net loss	$(281,204)	$(204,528)	$(1,533,135)

Net loss allocated to:
General Partner	$(2,812)	$(2,045)	$(15,331)
Limited Partners	$(278,392)	$(202,483)	$(1,517,804)

Net loss per Partnership Unit	$(15.47)	$(11.25)	$(84.32)

Outstanding weighted Partnership Units	18,000	18,000	18,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2011, 2010 and 2009

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2008	$962,861	$(1,544,630)	$(581,769)

Contributions (Note 6)	1,471,854	-	1,471,854

Net loss	(15,331)	(1,517,804)	(1,533,135)

Partners’ equity (deficit) at March 31, 2009	2,419,384	(3,062,434)	(643,050)

Contributions (Note 6)	153,084	-	153,084

Net loss	(2,045)	(202,483)	(204,528)

Partners’ equity (deficit) at March 31, 2010	2,570,423	(3,264,917)	(694,494)

Contributions (Note 6)	276,655	-	276,655

Net loss	(2,812)	(278,392)	(281,204)

Partners’ equity (deficit) at March 31, 2011	$2,844,266	$(3,543,309)	$(699,043)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,

	2011	2010	2009

Cash flows from operating activities: Net loss	$(281,204)	$(204,528)	$(1,533,135)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	-	3,461
Impairment loss	-	-	1,115,739
Equity in losses of Local Limited Partnerships	-	-	903
Increase in other assets	(4,857)	-	-
Decrease in accrued expenses	-	(4,000)	-
Increase in accrued fees and expenses due to General Partner and affiliates	300,591	206,068	339,082
Loss on sale of investments in Local Limited Partnerships	-	5,724	-

Net cash provided by (used in) operating activities	14,530	3,264	(73,950)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(240,254)	(97,553)	(368,824)
Write off of advances to Local Limited Partnerships	240,254	97,553	368,824

Net cash provided by investing activities	-	-	-

Net increase (decrease) in cash	14,530	3,264	(73,950)

Cash, beginning of year	12,762	9,498	83,448

Cash, end of year	$27,292	$12,762	$9,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

NON-CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$276,655	$153,084	$1,471,854

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2011, 2010 and 2009

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
For the Years Ended March 31, 2011, 2010 and 2009

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
For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.  As of March 31, 2011, two of the Housing Complexes had completed their Compliance Period.

In prior years, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”) and Evergreen Apartments I Limited Partnership, (“Evergreen”). The Partnership also sold its Local Limited Partnership Interest of Raymond S. King Apartments, L.P.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Raymond S. King will complete its 15-year compliance period in 2011; therefore there is a risk of tax credit recapture.  The last year in which Low Income Housing Tax Credits were generated by this Local Limited Partnership was 2007.  The executed Purchase Agreement states that Raymond S. King must remain in compliance with Section 42 of the IRS code. Until the completion of the Compliance Period, the purchaser must furnish the Partnership with certain reports proving that the Housing Complex is still in compliance with the IRS code.

Patten Towers L.P. II (“Patten Towers”) had its annual HUD inspection for 2010 on February 3, 2011 and received a score of 71C. The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009.   An acceptable offer was received in December 2010.  Currently the potential purchaser and the Partnership are working with the lender on terms for a refinance.  As of June 13, 2011 it appears that terms have been agreed on by all parties and a third party legal counsel is beginning to draft up Purchase Agreements.  It is anticipated that the potential transaction could close in August 2011.The Partnership does not anticipate proceeds from the sale. Any sale transaction completed would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2011, the Partnership’s investment balance in Patten Towers was $0.   The Compliance Period for this property ends December 31, 2011. The proposed sale is pending lender approval.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. For all periods presented all investment accounts in Local Limited Partnerships had reached zero.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships.  Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31 2011, 2010 and 2009 was $0, $0 and $3,461, respectively.  During the years ended March 31, 2011, 2010 and 2009, an impairment loss of $0, $0 and $169,940, respectively, was recorded against these fees and costs.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $0, $0 and $945,799, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment’s carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the years ended March 31, 2011, 2010 and 2009 an impairment loss of $0, $0 and $169,940, respectively, was recorded against the related intangibles.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011 and 2010, the Partnership owned interests in 15 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 721 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities.  Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments for which the Partnership is entitled to 49.49% of such amount.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and  2010, are approximately $1,677,000 and $(2,431,000), respectively, greater than (less than) the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $0, $0 and $945,799, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investments carrying amount after impairment and any related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the fund and the estimated residual value of the investment. During the years ended March 31, 2011, 2010 and 2009 an impairment loss of $0, $0 and $169,940, respectively, was recorded against the related intangibles.

At March 31, 2011 and 2010, the investment accounts in all the Local Limited Partnerships have reached a zero balance.  Consequently, a portion of the Partnerships estimate of its share of losses for the years ended March 31 2011, 2010 and 2009 amounting to approximately $4,083,000, $554,000 and $1,578,000, respectively, has not been recognized.  As of March 31, 2011, the aggregate share of net losses not recognized by the Partnership amounted to $7,789,000

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,

	2011	2010	2009

Investments per balance sheet, beginning of period	$-	$-	$1,120,103
Impairment loss	-	-	(1,115,739)
Equity in losses of Local Limited Partnerships	-	-	(903)
Amortization of paid acquisition fees and costs	-	-	(3,461)

Investment per balance sheet, end of period	$-	$-	$-

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2011, 2010 and 2009

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2010 and 2009 of $11,380,000 and $16,833,000, respectively)	$17,330,000	$21,210,000
Land	2,090,000	2,318,000
Other assets	2,437,000	2,665,000
Total assets	$21,857,000	$26,193,000

LIABILITIES
Mortgage and construction loans payable	$15,919,000	$16,340,000
Due to affiliates	3,598,000	3,246,000
Other liabilities	856,000	942,000

Total liabilities	20,373,000	20,528,000

PARTNERS' EQUITY (DEFICIT)
WNC Housing Tax Credit Fund V, L.P., Series 3	(1,677,000)	2,431,000
Other partners	3,161,000	3,234,000
Total partners’ equity (deficit)	1,484,000	5,665,000
Total liabilities and partners’ equity (deficit)	$21,857,000	$26,193,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$4,799,000	$4,578,000	$4,497,000

Expenses:
Operating expenses	3,728,0000	3,243,000	3,384,000
Interest expense	746,000	754,000	782,000
Depreciation and amortization	1,296,000	1,290,000	1,305,000
Impairment	3,119,000	-	640,000

Total expenses	8,889,000	5,287,000	6,111,000

Net loss	$(4,090,000)	$(709,000)	$(1,614,000)

Net loss allocable to the Partnership	$(4,083,000)	$(554,000)	$(1,546,000)

Net loss recorded by the Partnership	$-	$-	$(1,000)

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

Troubled Housing Complexes

Patten Towers L.P. II (“Patten Towers”) had its annual HUD inspection for 2010 on February 3, 2011 and received a score of 71C. The property was listed for sale with a national brokerage firm from July of 2008 thru September 2009.   An acceptable offer was received in December 2010. The Partnership does not anticipate proceeds from the sale. Any sale transaction completed would require that the property maintain compliance with the Section 42 tax credit provisions, thereby avoiding recapture of any previously claimed tax credits. As of March 31, 2011, the Partnership’s investment balance in Patten Towers was $0.   The Compliance Period for this property ends December 31, 2011. The proposed sale is pending lender approval.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”).  Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits.  Heritage carries general liability and extended liability insurance.  The management of Heritage has confirmed that the insurance company is paying the remaining six claims which range from $500 - $2,000 each.  If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0, at March 31, 2011 and 2010, respectively.  Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions.

 NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented the Partnership incurred total acquisition fees of $1,200,785, which have been included in investments in Local Limited Partnerships. As of all periods presented, the fees had been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such.  Management fees of $49,500 were incurred during each of the years ended March 31, 2011, 2010 and 2009, of which $0 was paid during all three years presented.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $35,000, $0 and $35,250 during the years ended March 31, 2011, 2010 and 2009, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2011	2010

Asset management fee payable	$522,125	$472,625
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	117,275	214,631
Advances made to the Partnership from the General Partner or affiliates	91,792	20,000

Total	$731,192	$707,256

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

2011	June 30	September 30	December 31	March 31

Income	$1,000	$42,000	$-	$7,000

Operating expenses	(15,000)	(43,000)	(255,000)	(18,000)

Loss from operations	(14,000)	(1,000)	(255,000)	(11,000)

Net loss	$(14,000)	$(1,000)	$(255,000)	$(11,000)

Net loss available to Limited Partners	$(14,000)	$(1,000)	$(253,000)	$(11,000)

Net loss per Partnership Unit	$(1)	$-	$(14)	$(1)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

2010	June 30	September 30	December 31	March 31

Income	$34,000	$10,000	$5,000	$10,000

Operating expenses	(40,000)	(41,000)	(122,000)	(54,000)

Loss from operations	(6,000)	(31,000)	(117,000)	(44,000)

Loss on sale of Local Limited Partnerships	-	-	-	(6,000)

Net loss	$(6,000)	$(31,000)	$(117,000)	$(50,000)

Net loss available to Limited Partners	$(6,000)	$(31,000)	$(116,000)	$(9,000)

Net loss per Partnership Unit	$-	$(2)	$(7)	$(3)

2009	June 30	September 30	December 31	March 31

Income	$2,000	$71,000	$1,000	$8,000

Operating expenses	(1,134,000)	(162,000)	(161,000)	(157,000)

Loss from operations	(1,132,000)	(91,000)	(160,000)	(149,000)

Equity in losses of Local Limited Partnerships	(1,000)	-	-	-

Net loss	$(1,133,000)	$(91,000)	$(160,000)	$(149,000)

Net loss available to Limited Partners	$(1,122,000)	$(91,000)	$(158,000)	$(147,000)

Net loss per Partnership Unit	$(62)	$(5)	$(9)	$(8)

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011, 2010 and 2009, the Partnership in total had voluntarily advanced $1,995,678, $1,755,424 and $1,818,241, respectively, to four Local Limited Partnerships, Hasting Apartments I, Alliance Apartments I, Patten Towers L. P. II, and  Broadway Apartments, L.P.  The total advances made during the year ended March 31, 2011 were $240,254, which were also reserved for as of March 31, 2011. All advances were reserved in full in the year they were advanced.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2011, 2010 and 2009

NOTE 6 – CONTRIBUTIONS BY THE GENERAL PARTNER

During the year ended March 31, 2011, the Partnership was relieved of debt owed to the General Partner totaling $276,655. The Partnership had received $168,462 in cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The remaining $108,193 of debt that was relieved was for operating expenses that were paid by the General Partner or an affiliate on the Partnership’s behalf.  Due to the continuous low cash balances in the Partnership, the General Partner deemed the amount to be uncollectible, therefore the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011.
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

(c)          Changes in internal controls
There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the    Partnership’s  internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own.  The business of the Partnership is conducted primarily through Associates.  Associates is a California corporation which was organized in 1971.  The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 80, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee and oversees the New Markets Tax Credit group of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 52, is Senior Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Paula Hall, age 44, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 47, is Vice President – Acquisitions and oversees the property underwriting activities of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 39, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

Thomas F. Maxwell, age 59, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the Tax Credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national Tax Credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English, and from Boston University in 1980 with a Master of Business Administration degree.

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

(a)  Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $49,500 were incurred during each of the years ended March 31, 2011, 2010 and 2009, of which $0 was paid for each of the years ended March 31, 2011, 2010 and 2009.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $117,275, $214,631 and $103,032 for the years ended March 31, 2011, 2010 and 2009, respectively.  The Partnership reimbursed the General    Partner or its affiliates for operating expenses of $35,000, $0 and $35,250 during the years ended March 31, 2011, 2010 and 2009, respectively.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.  The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.

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

(b)	Security Ownership of Certain Beneficial Owners

The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2011 and 2010.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010

Audit Fees	$24,260	$85,899
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$27,295	$88,934

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)      List of Financial statements included in Part II hereof

Balance Sheets, March 31, 2011 and 2010
Statements of Operations for the years ended March 31, 2011, 2010 and 2009
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009
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

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alliance Apartments I Limited Partnership	Alliance, Nebraska	$ 604,000	$ 604,000	$ 308,000	$ 148,000	$ 1,400,000	$ 590,000	$ 958,000

Blessed Rock of El Monte	El Monte, California	2,511,000	2,511,000	2,843,000	1,334,000	8,338,000	2,829,000	6,843,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	2,029,000	2,029,000	1,218,000	70,000	3,430,000	1,752,000	1,748,000

Curtis Associates I, L.P.	Curtis, Nebraska	88,000	88,000	401,000	10,000	535,000	281,000	264,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	249,000	249,000	849,000	40,000	1,378,000	701,000	717,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	542,000	542,000	115,000	32,000	1,303,000	577,000	758,000

Heritage Apartments I, L.P.	Berkeley, Missouri	752,000	752,000	595,000	105,000	1,597,000	793,000	909,000

Hillcrest Associates, a Limited Partnership	Ontario, Oregon	354,000	354,000	1,241,000	96,000	1,605,000	662,000	1,039,000

Patten Towers, L.P. II (1)	Chattanooga, Tennessee	2,154,000	2,154,000	4,109,000	52,000	2,093,000	-	2,145,000

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
	As of March 31, 2011			As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	85,000	85,000	280,000	25,000	504,000	263,000	266,000

Rosedale Limited Partnership	Silver City, New Mexico	309,000	309,000	1,264,000	40,000	1,736,000	896,000	880,000

Shepherd South Apartments I, Ltd.	Shepherd, Texas	121,000	121,000	507,000	12,000	788,000	329,000	471,000

Solomon Associates I, L.P.	Solomon, Kansas	138,000	138,000	544,000	16,000	728,000	406,000	338,000

Talladega County Housing Ltd.	Talladega, Alabama	653,000	653,000	676,000	62,000	1,446,000	599,000	909,000

The Willows Apartments Limited Partnership	Morganton, North Carolina	841,000	841,000	969,000	48,000	1,829,000	702,000	1,175,000

		$11,430,000	$11,430,000	$15,919,000	$2,090,000	$28,710,000	$11,380,000	$19,420,000

(1) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Alliance Apartments I Limited Partnership	91,000	(29,000)	40

Blessed Rock of El Monte	978,000	69,000	40

Broadway Apartments, Limited Partnership	451,000	(118,000)	40

Curtis Associates I, L.P.	53,000	(13,000)	27.5

Escatawpa Village Associates, Limited Partnership	212,000	(11,000)	27.5

Hastings Apartments I, Limited Partnership	85,000	(30,000)	40

Heritage Apartments I, L.P.	149,000	(45,000)	27.5

Hillcrest Associates, A Limited Partnership	202,000	(28,000)	40

Patten Towers, L.P. II (1)	1,640,000	(3,745,000)	27.5

Prairieland Properties of Syracuse II, L.P.	46,000	(11,000)	27.5

Rosedale Limited Partnership	184,000	(43,000)	30

Shepherd South Apartments I, Ltd.	124,000	(6,000)	40

Solomon Associates I, L.P.	80,000	(12,000)	27.5

Talladega County Housing Ltd.	112,000	(46,000)	40

The Willows Apartments Limited Partnership	158,000	(22,000)	40

	$4,565,000	$4,090,000

(1) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alliance Apartments I Limited Partnership	Alliance, Nebraska	$ 604,000	$ 604,000	$ 316,000	$ 148,000	$ 1,401,000	$ 554,000	$ 995,000

Blessed Rock of El Monte	El Monte, California	2,511,000	2,511,000	3,087,000	1,324,000	8,275,000	2,600,000	6,999,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	2,029,000	2,029,000	1,181,000	70,000	3,431,000	1,626,000	1,875,000

Curtis Associates I, L.P.	Curtis, Nebraska	88,000	88,000	407,000	10,000	535,000	260,000	285,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	249,000	249,000	859,000	40,000	1,378,000	652,000	766,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	542,000	542,000	132,000	32,000	1,303,000	538,000	797,000

Heritage Apartments I, L.P.	Berkeley, Missouri	752,000	752,000	610,000	105,000	1,597,000	735,000	967,000

Hillcrest Associates, a Limited Partnership	Ontario, Oregon	354,000	354,000	1,248,000	96,000	1,605,000	623,000	1,078,000

Patten Towers, L.P. II (1)	Chattanooga, Tennessee	2,154,000	2,154,000	4,170,000	290,000	11,512,000	6,269,000	5,533,000

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

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Status	Year Investment Acquired	Estimated Useful Life (Years)

Alliance Apartments I Limited Partnership	$ 86,000	$ (30,000)	Completed	1997	40

Blessed Rock of El Monte	956,000	61,000	Completed	1997	40

Broadway Apartments, Limited Partnership	449,000	(104,000)	Completed	1997	40

Curtis Associates I, L.P.	54,000	(18,000)	Completed	1997	27.5

Escatawpa Village Associates, Limited Partnership	203,000	(40,000)	Completed	1997	27.5

Hastings Apartments I, Limited Partnership	89,000	(19,000)	Completed	1996	40

Heritage Apartments I, L.P.	147,000	(38,000)	Completed	1997	27.5

Hillcrest Associates, A Limited Partnership	210,000	(22,000)	Completed	1997	40

Patten Towers, L.P. II (1)	1,535,000	(391,000)	Completed	1996	27.5

Prairieland Properties of Syracuse II, L.P.	46,000	(12,000)	Completed	1997	27.5

Rosedale Limited Partnership	191,000	(43,000)	Completed	1997	30

Shepherd South Apartments I, Ltd.	118,000	2,000	Completed	1996	40

Solomon Associates I, L.P.	85,000	(10,000)	Completed	1997	27.5

Talladega County Housing Ltd.	114,000	(29,000)	Completed	1996	40

The Willows Apartments Limited Partnership	160,000	(16,000)	Completed	1997	40
	$4,443,000	$(709,000)

(1) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alliance Apartments I Limited Partnership	Alliance, Nebraska	$ 604,000	$ 604,000	$ 320,000	$ 148,000	$ 1,401,000	$ 517,000	$ 1,032,000

Blessed Rock of El Monte	El Monte, California	2,511,000	2,511,000	3,347,000	1,323,000	8,254,000	2,375,000	7,202,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	2,029,000	2,029,000	1,196,000	70,000	3,430,000	1,499,000	2,001,000

Curtis Associates I, L.P.	Curtis, Nebraska	88,000	88,000	409,000	10,000	531,000	238,000	303,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	249,000	249,000	864,000	40,000	1,377,000	601,000	816,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	542,000	542,000	140,000	32,000	1,303,000	500,000	835,000

Heritage Apartments I, L.P.	Berkeley, Missouri	752,000	752,000	626,000	105,000	1,596,000	675,000	1,026,000

Hillcrest Associates, a Limited Partnership	Ontario, Oregon	354,000	354,000	1,255,000	96,000	1,605,000	585,000	1,116,000

Patten Towers, L.P. II (1)	Chattanooga, Tennessee	2,154,000	2,154,000	4,229,000	290,000	11,481,000	5,816,000	5,955,000

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

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Status	Year Investment Acquired	Estimated Useful Life (Years)

Alliance Apartments I Limited Partnership	$ 89,000	$ (16,000)	Completed	1997	40

Blessed Rock of El Monte	946,000	(26,000)	Completed	1997	40

Broadway Apartments, Limited Partnership	417,000	(87,000)	Completed	1997	40

Curtis Associates I, L.P.	50,000	(17,000)	Completed	1997	27.5

Escatawpa Village Associates, Limited Partnership	189,000	(58,000)	Completed	1997	27.5

Hastings Apartments I, Limited Partnership	80,000	(23,000)	Completed	1996	40

Heritage Apartments I, L.P.	141,000	(45,000)	Completed	1997	27.5

Hillcrest Associates, A Limited Partnership	200,000	(30,000)	Completed	1997	40

Patten Towers, L.P. II (1)	1,459,000	(1,175,000)	Completed	1996	27.5

Prairieland Properties of Syracuse II, L.P.	46,000	(5,000)	Completed	1997	27.5

Raymond S. King Apartments Limited Partnership	53,000	(70,000)	Completed	1997	30

Rosedale Limited Partnership	181,000	(29,000)	Completed	1997	30

Shepherd South Apartments I, Ltd.	109,000	7,000	Completed	1996	40

Solomon Associates I, L.P.	84,000	(12,000)	Completed	1997	27.5

Talladega County Housing Ltd.	110,000	(17,000)	Completed	1996	40

The Willows Apartments Limited Partnership	154,000	(11,000)	Completed	1997	40
	$4,308,000	$(1,614,000)

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

Date:           June 27, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:           June 27, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:           June 27, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:           June 27, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:           June 27, 2011