Form 10-Q
period 2011-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2011-08-19
CIK 943904

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes       X      No_____

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

Large accelerated filer___ Accelerated filer___Non-accelerated filer      X     Smaller reporting company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No       X

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2011 and 2010	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2011	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Removed and Reserved)	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS

Cash	$52,286	$27,292
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	5,157	4,857

Total Assets	$57,443	$32,149

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner
and affiliates (Note 3)	$757,449	$731,192
Accrued expenses	13,000	-

Total Liabilities	770,449	731,192

Partners’ Equity ( Deficit):
General Partner	2,844,126	2,844,266
Limited Partners (25,000 Partnership Units authorized;
18,000 Partnership Units issued and outstanding)	(3,557,132)	(3,543,309)

Total Partners’ Equity (Deficit)	(713,006)	(699,043)

Total Liabilities and Partners’ Equity (Deficit)	$57,443	$32,149

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	Three Months	Three Months

Reporting fees	$24,991	$1,432

Operating expenses:
Asset management fees (Note 3)	12,375	12,375
Legal and accounting fees	24,730	592
Other	1,852	2,181

Total operating expenses	38,957	15,148

Loss from operations	(13,966)	(13,716)

Interest income	3	-

Net loss	$(13,963)	$(13,716)

Net loss allocated to:
General Partner	$(140)	$(137)

Limited Partners	$(13,823)	$(13,579)

Net loss per Partnership Unit	$(1)	$(1)

Outstanding weighted Partnership Units	18,000	18,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$2,844,266	$(3,543,309)	$(699,043)

Net loss	(140)	(13,823)	(13,963)

Partners’ equity (deficit) at June 30, 2011	$2,844,126	$(3,557,132)	$(713,006)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(13,963)	$(13,716)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Increase in other assets	(300)	(4,857)
Increase in accrued fees and expenses due to
General Partner and affiliates	26,257	20,005
Increase in accrued expenses	13,000	-

Net cash provided by operating activities	24,994	1,432

Net increase in cash	24,994	1,432

Cash, beginning of period	27,292	12,762

Cash, end of period	$52,286	$14,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on March 28, 1995 and commenced operations on October 24, 1995. The Partnership was formed to invest in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended June 30, 2011
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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership  as  Low  Income  Housing  Tax  Credits  are  no  longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011. As of June 30, 2011, none of the Housing Complexes had completed their Compliance Period.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the condensed balance sheets.

Prior to the quarter ended June 30, 2011, the Partnership sold the Housing Complex of three Local Limited Partnerships, Cascade Pines II, L.P., Evergreen Apartments I Limited Partnership and Raymond S, King Apartments L.P.

Patten Towers L.P. II (“Patten Towers”) had its annual HUD inspection for 2010 on February 3, 2011 and received a score of 71C. The property was listed for sale with a national brokerage firm from July 2008 through September 2009.   An acceptable offer was received in December 2010. Subsequent to June 30, 2011, the Local Limited Partnership interest was sold on July 1, 2011 for $10.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred expenses of $5,157 related to the disposition.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2011 and 2010 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 15 Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 721 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$1,200,000	$1,145,000

Expenses:
Interest expense	187,000	189,000
Depreciation and amortization	324,000	322,000
Operating expenses	936,000	811,000
Total expenses	1,447,000	1,322,000

Net loss	$(247,000)	$(177,000)
Net loss allocable to the Partnership	$(253,000)	$(183,000)
Net loss recorded by the Partnership	$-	$-

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

Troubled Housing Complexes

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the managements of Heritage and Associates are unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at June 30, 2011. Loss of the Heritage investment could result in the cessation and recapture of tax credits and certain prior tax deductions. As of June 30, 2011, no losses have been recognized and management does not expect losses to be incurred.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed  0.2% of the invested  assets  of  the

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,375 were incurred during each of the three months ended June 30, 2011 and 2010. The Partnership paid the General Partner and its affiliates $0 of those fees during the three months ended June 30, 2011 and 2010.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during the three months ended June 30, 2011 and 2010.

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

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2011	March 31, 2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$131,157	$117,275
Advances made to the Partnership from the General Partner or affiliates	91,792	91,792
Asset management fee payable	534,500	522,125

Total	$757,449	$731,192

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS

Patten Towers had its annual HUD inspection for 2010 on February 3, 2011 and received a score of 71C. The property was listed for sale with a national brokerage firm from July 2008 through September 2009.   An acceptable offer was received in December 2010. Subsequent to June 30, 2011, the Local Limited Partnership interest was sold on July 1, 2011 for $10.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred expenses of $5,157 related to the disposition.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $52,000 in cash and $5,000 of other assets. Liabilities at June 30, 2011 consisted of $757,000 in accrued fees and expenses due to the General Partner and affiliates and $13,000 in accrued expenses.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.  The Partnership’s net loss for the three months ended June 30, 2011 and June 30, 2010 was $(14,000). The reporting fees for the three months ended June 30, 2011 were $25,000, reflecting a change of $24,000 from the $1,000 reporting fees for the three months ended June 30, 2010. The reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment. The increase in income was offset by an increase of $(24,000) in legal and accounting fees, which was due to the timing of the audit and legal work that was performed for the Partnership.

Liquidity and Capital Resources

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The net increase in cash during the three months ended June 30, 2011 was $25,000 compared to a $1,000 increase in cash for the three months ended June 30, 2010. The change was due primarily to the fact that during the three months ended June 30, 2011, the Partnership received $25,000 of reporting fees compared to $1,000 received during the three months ended June 30, 2010.   As explained above, the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $26,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Item 4. Controls and Procedures

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

Item 4. Controls and Procedures, continued

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.       Other Information

Item 1.        Legal Proceedings

      NONE

Item 1A.     Risk Factors

      No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

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

Date:           August 19, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:           August 19, 2011