Form 10-Q
period 2011-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2011-11-07
CIK 943904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ______  No     X___

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2011 and 2010	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2011	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash	$17,298	$27,292
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	6,816	4,857

Total Assets	$24,114	$32,149

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$675,486	$731,192

Total Liabilities	675,486	731,192

Partners’ Equity (Deficit):
General Partner	2,935,617	2,844,266
Limited Partners (25,000 Partnership Units authorized;
18,000 Partnership Units issued and outstanding)	(3,586,989)	(3,543,309)

Total Partners’ Equity (Deficit)	(651,372)	(699,043)

Total Liabilities and Partners’ Equity (Deficit)	$24,114	$32,149

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$24,991	$42,057	$43,489

Total operating income	-	24,991	42,057	43,489

Operating expenses:
Asset management fees (Note 3)	10,872	23,247	12,375	24,750
Legal and accounting fees	3,035	27,765	28,895	29,487
Outside services	5,432	5,432	-	-
Other	1,318	3,170	1,949	4,130

Total operating expenses	20,657	59,614	43,219	58,367

Loss from operations	(20,657)	(34,623)	(1,162)	(14,878)

Loss on sale of Local Limited Partnerships	(9,503)	(9,503)	-	-

Interest income	2	5	1	1

Net loss	$(30,158)	$(44,121)	$(1,161)	$(14,877)

Net loss allocated to:
General Partner	$(302)	$(441)	$(12)	$(149)

Limited Partners	$(29,856)	$(43,680)	$(1,149)	$(14,728)

Net loss per Partnership Unit	$(2)	$(2)	$(0)	$(1)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$2,844,266	$(3,543,309)	$(699,043)

Contributions (Note 4)	91,792	-	91,792

Net loss	(441)	(43,680)	(44,121)

Partners’ equity (deficit) at September 30, 2011	$2,935,617	$(3,586,989)	$(651,372)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(44,121)	$(14,877)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Increase in other assets	(11,472)	(4,857)
Increase in accrued fees and expenses due to
General Partner and affiliates	36,086	28,224
Loss on sale of Local Limited Partnerships	9,503	-

Net cash provided by (used in) operating activities	(10,004)	8,490

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	10	-

Net cash provided by investing activities	10	-

Net increase (decrease) in cash	(9,994)	8,490

Cash, beginning of period	27,292	12,762

Cash, end of period	$17,298	$21,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$91,792	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended September 30, 2011
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

For the Quarterly Period Ended September 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2011. As of September 30, 2011, none of the Housing Complexes had completed their Compliance Period.

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

Patten Towers L.P. II (“Patten Towers”) had its annual HUD inspection for 2010 on February 3, 2011 and received a score of 71C. The property was listed for sale with a national brokerage firm from July 2008 through September 2009.   An acceptable offer was received in December 2010. The Local Limited Partnership interest was sold on July 1, 2011 for $10. The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred expenses of $9,513 related to the disposition. Therefore, a loss on sale of Local Limited Partnership in the amount of $(9,503) was recorded during the six months ended September 30, 2011.

Prior to the quarter ended September 30, 2011, the Housing Complexes of three Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”), Evergreen Apartments I Limited Partnership, (“Evergreen”) and Raymond S, King Apartments L.P. (“Raymond S. King”), were sold.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 have been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 14 and 15 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 500 and 721 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$1,990,000	$2,289,000

Expenses
Interest expense	307,000	377,000
Depreciation and amortization	531,000	645,000
Operating expenses	1,485,000	1,622,000
Total expenses	2,323,000	2,644,000

Net loss	$(333,000)	(355,000)
Net loss allocable to the Partnership	$(347,000)	$(366,000)
Net loss recorded by the Partnership	$-	$-

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

Troubled Housing Complexes

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and Associates is unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at September 30, 2011. Loss of the Heritage investment could result in the recapture of tax credits and certain prior tax deductions. As of September 30, 2011, no losses have been recognized and management does not expect losses to be incurred.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on, and other debts related to, the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $23,247 and $24,750 were incurred during the six months ended September 30, 2011 and 2010 respectively. The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the six months ended September 30, 2011 and 2010.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $35,000 during each of the six months ended September 30, 2011 and 2010.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$130,114	$117,275
Advance made to the Partnership from the General Partner or affiliates	-	91,792
Asset management fee payable	545,372	522,125

Total	$675,486	$731,192

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

During the six months ended September 30, 2011, the Partnership was relieved of debt owed to the General Partner totaling $91,792.   The Partnership had received $91,792 in cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $17,000 in cash and $7,000 of other assets.  Liabilities at September 30, 2011 consisted of $675,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.  The Partnership’s net loss for the three months ended September 30, 2011 was $(30,000), reflecting an increase of approximately $(29,000) from the $(1,000) net loss experienced for the three months ended September 30, 2010.  The increase in net loss is partially due to the $(5,000) increase in the outside service expenses for the three months ended September 30, 2011due to the Partnership outsourcing data entry management to increase efficiency. There was also an increase of $(10,000) in the loss on sale of Local Limited Partnerships for the three months ended September 30, 2011 due to the sale of Patten Towers. No Local Limited Partnerships were sold during the three months ended September 30, 2010. Additionally, reporting fees decreased by approximately $(42,000) for the three months ended September 30, 2011.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was a decrease of $26,000 in legal and accounting fees due to the timing of the work that was performed for the Partnership.

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010.  The Partnership’s net loss for the six months ended September 30, 2011 was $(44,000), reflecting an increase of approximately $(29,000) from the $(15,000) net loss experienced for the six months ended September 30, 2010.  The increase was primarily due to an $(18,000) decrease in reporting fees. These can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was an increase of $(10,000) in the loss on sale of Local Limited Partnerships for the six months ended September 30, 2011 due to the sale of Patten Towers. No Local Limited Partnerships were sold during the six months ended September 30, 2010.   Additionally, outside service expenses increased by $(5,000) for the six months ended September 30, 2011 due to the Partnership outsourcing data entry management to increase efficiency.  There was a decrease of $1,000 in legal and accounting fees due to the timing of the work that was performed for the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010.  The net decrease in cash during the six months ended September 30, 2011 was $(10,000) compared to a net increase in cash for the six months ended September 30, 2010 of $8,000.  The decrease in cash is largely due to the $(18,000) decrease in the reporting fees for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 as discussed above.

During the six months ended September 30, 2011, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $56,000.  The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition ordisclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: November 4, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 4, 2011