Form 10-Q
period 2011-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2012-02-13
CIK 943904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21895

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

California	33-6163848
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

(714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer  ☐      Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2011 and 2010	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2011	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)
	December 31, 2011	March 31, 2011

ASSETS

Cash	$7,300	$27,292
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	2,100	4,857

Total Assets	$9,400	$32,149

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$546,164	$731,192

Total Liabilities	546,164	731,192

Partners’ Equity (Deficit):
General Partner	2,996,163	2,844,266
Limited Partners (25,000 Partnership Units authorized; 18,000 Partnership Units issued and outstanding)	(3,532,927)	(3,543,309)

Total Partners’ Equity (Deficit)	(536,764)	(699,043)

Total Liabilities and Partners’ Equity (Deficit)	$9,400	$32,149

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$24,991	$-	$43,489

Total operating income	-	24,991	-	43,489

Operating expenses:
Asset management fees (Note 3)	9,737	32,984	12,375	37,125
Legal and accounting fees	-	27,765	-	29,487
Outside services	346	5,778	-	-
Write off of advances to Local Limited Partnerships	20,000	20,000	240,254	240,254
Other	83	3,253	2,780	6,910

Total operating expenses	30,166	89,780	255,409	313,776

Loss from operations	(30,166)	(64,789)	(255,409)	(270,287)

Gain on sale of Local Limited Partnerships	84,772	75,269	-	-

Interest income	2	7	1	2

Net income (loss)	$54,608	$10,487	$(255,408)	$(270,285)

Net income (loss) allocated to:
General Partner	$546	$105	$(2,554)	$(2,703)

Limited Partners	$54,062	$10,382	$(252,854)	$(267,582)

Net income (loss) per Partnership Unit	$3	$1	$(14)	$(15)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$2,844,266	$(3,543,309)	$(699,043)

Contributions (Note 4)	151,792	-	151,792

Net income	105	10,382	10,487

Partners’ equity (deficit) at December 31, 2011	$2,996,163	$(3,532,927)	$(536,764)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income (loss)	$10,487	$(270,285)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in other assets	(18,965)	(4,857)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(33,236)	283,633
Gain on sale of Local Limited Partnerships	(75,269)	-

Net cash provided by (used in) operating activities	(116,983)	8,491

Cash flows from investing activities:
Advances to Local Limited Partnerships	(20,000)	(240,254)
Write off of advances to Local Limited Partnerships	20,000	240,254
Proceeds from sale of Local Limited Partnerships	96,991	-

Net cash provided by investing activities	96,991	-

Net increase (decrease) in cash	(19,992)	8,491

Cash, beginning of period	27,292	12,762

Cash, end of period	$7,300	$21,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$151,792	$276,655

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended December 31, 2011
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

For the Quarterly Period Ended December 31, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011. As of December 31, 2011, six of the Housing Complexes had completed their Compliance Period.

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

As of March 31, 2011, the Housing Complexes of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”) and Evergreen Apartments I Limited Partnership, (“Evergreen”) were sold. The Partnership had also sold its Local Limited Partnership interest in Raymond S. King Apartments, L.P.

Patten Towers L.P. II (“Patten Towers”) had its annual HUD inspection for 2010 on February 3, 2011 and received a score of 71C. The property was listed for sale with a national brokerage firm from July 2008 through September 2009.   An acceptable offer was received in December 2010. The Local Limited Partnership interest was sold on July 1, 2011 for $10. The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred expenses of $9,653 related to the disposition. Therefore, a loss on sale of Local Limited Partnership in the amount of $(9,643) was recorded during the nine months ended December 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

On October 26, 2011, Alliance Apartments I L.P. (“Alliance”) was sold to an affiliate of the Local Limited Partnership for $26,108.  Alliance was appraised for $230,000 and had a mortgage note balance of $308,123 as of December 31, 2010.  The Partnership incurred $3,000 in appraisal expenses and $5,073 in legal fees related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $18,035 was recorded. In addition, the replacement reserves held by the bank were released. In accordance with the Purchase Agreement, the Partnership received the reserve proceeds in the amount of $9,915 which will be recorded as an additional gain on sale during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

On October 26, 2011, Hastings Apartments I L.P. (“Hastings”) was sold to an affiliate of the Local Limited Partnership for $50,980.  Hastings was appraised for $300,000 and had a mortgage note balance of $115,251 as of December 31, 2010.  The Partnership incurred $3,000 in appraisal expenses and $996 in legal fees related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $46,984 was recorded.  In addition, the replacement reserves held by the bank were released. In accordance with the Purchase Agreement, the Partnership received the reserve proceeds in the amount of $9,978 which will be recorded as an additional gain on sale during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 12 and 15 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 463 and 721 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$2,711,000	$3,434,000

Expenses
Interest expense	423,000	566,000
Depreciation and amortization	719,000	968,000
Operating expenses	1,973,000	2,432,000
Total expenses	3,115,000	3,966,000

Net loss	$(404,000)	(532,000)
Net loss allocable to the Partnership	$(426,000)	$(549,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and Associates is unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at December 31, 2011. Loss of the Heritage investment could result in the recapture of tax credits and certain prior tax deductions. As of December 31, 2011, no losses have been recognized and management does not expect losses to be incurred.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on, and other debts related to, the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $32,984 and $37,125 were incurred during the nine months ended December 31, 2011 and 2010, respectively. The Partnership paid the General Partner and or its affiliates $9,946 and $0 of those fees during each of the nine months ended December 31, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $112,035 and $35,000 during each of the nine months ended December 31, 2011 and 2010, respectively.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$1,002	$117,275
Advance made to the Partnership from the General Partner or affiliates	-	91,792
Asset management fee payable	545,162	522,125

Total	$546,164	$731,192

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

During the nine months ended December 31, 2011, the Partnership was relieved of debt owed to the General Partner totaling $151,792.   The Partnership had received $91,792 in cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The remaining $60,000 of debt that was relieved was for operating expenses that were paid by the General Partner or an affiliate on the Partnership’s behalf.  Due to the continuous low cash balances in the Partnership, the General Partner deemed the amount to be uncollectible, therefore the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2011 consisted of $7,000 in cash and $2,000 of other assets.  Liabilities at December 31, 2011 consisted of $546,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010.  The Partnership’s net income for the three months ended December 31, 2011 was $55,000, reflecting an increase of approximately $310,000 from the $(255,000) net loss experienced for the three months ended December 31, 2010.  The increase in net income was primarily due to the decrease of $220,000 in write off of advances to Local Limited Partnerships for the three months ended December 31, 2011. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. There was also an $85,000 increase in gain on sale of Local Limited Partnerships for the three months ended December 31, 2011.  No Local Limited Partnerships were sold during the three months ended December 31, 2010. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions.  There was also a $3,000 decrease in asset management fees.  The fees are calculated based on the value of invested assets which decreased due to the sale of three Local Limited Partnerships.

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010 The Partnership’s net income for the nine months ended December 31, 2011 was $11,000, reflecting an increase of approximately $281,000 from the $(270,000) net loss experienced for the nine months ended December 31, 2010.  The increase in net income was primarily due to the decrease of $220,000 in write off of advances to Local Limited Partnerships for the nine months ended December 31, 2011. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. There was also a $75,000 increase in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2011.  No Local Limited Partnerships were sold during the nine months ended December 31, 2010.  The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions.  During the nine months ended December 31, 2011 the Partnership received ($18,000) less in reporting fees. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was also a $2,000 decrease in legal and accounting fees for the nine months ended December 31, 2011 due to the timing of the accounting work performed. Additionally, there was a $4,000 decrease in asset management fees for the nine months ended December 31, 2011.  The fees are calculated based on the value of invested assets which decreased due to the sale of three Local Limited Partnerships.  Outside service expenses increased by $(5,000) for the nine months ended December 31, 2011 due to the Partnership outsourcing data entry management to increase efficiency.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010.  The net decrease in cash during the nine months ended December 31, 2011 was $(20,000) compared to an $8,000 increase in cash for the nine months ended December 31, 2010. During the nine months ended December 31, 2011, the Partnership received $97,000 in dispositions proceeds compared to no such proceeds received during the nine months ended December 31, 2010.  The reporting fees decreased by $(18,000) for the nine months ended December 31, 2011 as discussed above.  During the nine months ended December 31, 2011 the Partnership paid the General Partner or an affiliate $122,000 in accrued asset management fees and reimbursements of operating expenses that were paid on the Partnership’s behalf compared to $35,000 paid during the nine months ended December 31, 2010.  The amount paid varies depending on the cash that the Partnership collected throughout the period.

During the nine months ended December 31, 2011, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $185,000.  The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

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

Date: February 10, 2012

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 10, 2012