Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2012-06-14
CIK 943904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-21895

WNC HOUSING TAX CREDIT FUND V, L.P., Series 3

(Exact name of registrant as specified in its charter)

Californias	33-6163848
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

(714) 662-5565

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

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

NONE

PART I.

Item 1. Business

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the “Partnership”) is a California limited partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which owns multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”). The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission (the “SEC”) on July 26, 1995, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on January 21, 1996 a total of 18,000 Partnership Units representing $17,558,985 had been sold. Holders of Partnership Units are referred to herein as “Limited Partners.”

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

Description of Business

The Partnership’s principal business objective was to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consisted of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will owned and operated a Housing Complex which qualified for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is seeking to sell its Local Limited Partnership Interests. Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated March 28, 1995 (the “Partnership Agreement”), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership originally invested in eighteen Local Limited Partnerships, six of which had been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns or owned a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the twelve Housing Complexes:

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012. As of March 31, 2012, six of the Housing Complexes had completed their 15 year compliance period. The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement, The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

As of March 31, 2011, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”), and Evergreen Apartments I L.P. (“Evergreen”). The Partnership also sold its Local Limited Partnership Interest in Raymond S. King Apartments, L.P.

Patten Towers L.P. II (“Patten Towers”) had its annual HUD inspection for 2010 on February 3, 2011 and received a score of 71C. The property was listed for sale with a national brokerage firm from July 2008 through September 2009. Patten Towers was appraised for $7,200,000 and had a mortgage note balance of $4,200,000. An acceptable offer was received in December 2010. The Local Limited Partnership interest was sold on July 1, 2011 for $10. The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred expenses of $10,925 related to the disposition. Therefore, a loss on sale of Local Limited Partnership in the amount of $(10,915) was recorded as of March 31, 2012. The Compliance Period has expired so there is no risk of tax credit recapture.

On October 26, 2011, Alliance Apartments I L.P. (“Alliance”) was sold to an affiliate of the Local Limited Partnership for $26,108. Alliance was appraised for $230,000 and had a mortgage note balance of $308,123 as of December 31, 2010. The Partnership incurred $3,000 in appraisal expenses and $5,073 in legal fees related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $18,035 was recorded. In addition, the replacement reserves held by the bank were released. In accordance with the Purchase Agreement, the Partnership received the reserve proceeds in the amount of $9,915 which was recorded as an additional gain on sale during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has expired so there is no risk of tax credit recapture.

On October 26, 2011, Hastings Apartments I L.P. (“Hastings”) was sold to an affiliate of the Local Limited Partnership for $50,980. Hastings was appraised for $300,000 and had a mortgage note balance of $115,251 as of December 31, 2010. The Partnership incurred $3,000 in appraisal expenses and $996 in legal fees related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $46,984 was recorded. In addition, the replacement reserves held by the bank were released. In accordance with the Purchase Agreement, the Partnership received the reserve proceeds in the amount of $9,978 which was recorded as an additional gain on sale during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has expired so there is no risk of tax credit recapture.

As of March 31, 2012, Shepherd South I Apartments, Ltd. (“Shepherd South”) has been identified for sale. Contracts have been drafted and are currently under review by the potential purchaser of the Local Limited Partnership Interest. Shepherd South was appraised for $350,000 and had a mortgage note balance of $507,000 as of December 31, 2011. The Partnership estimates a closing date of June 22, 2012 for the Local Limited Partnership Interest sale. The purchase price is still under negotiation.

Subsequent to March 31, 2012, the Local Limited Partnership Interest in Escatawpa Village Associates (“Escatawpa Village”), Limited was identified to be sold to an affiliate of the Local General Partner. The buyer offered $30,000 to purchase the Local Limited Partnership Interest. The funds will be placed into the Partnership’s reserves and will be used to reimburse the General Partner or an affiliate for prepaid operating expenses. Escatawpa Village was appraised for $655,000 and had a mortgage note balance of $849,000 as of December 31, 2011. The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on June 15, 2012.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

•	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
•	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
•	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
•	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
•	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the Lender. The Lender may withhold such approval in the discretion of the Lender. Approval may be subject to conditions.
•	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
•	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
•	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
•	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and partnership levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Associates and its affiliates are serving as the general partners of many other partnerships. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership’s capital in Local Limited Partnerships.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $29,000, $49,500, and $49,500 for each of the years ended March 31 2012, 2011 and 2010, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $24,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the twelve Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund V, L.P., Series 3

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Blessed Rock of El Monte	El Monte, California	Everland, Inc.	$2,511,000	$2,511,000	137	$4,404,000	$2,604,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	Trianon - Broadway, LLC, a New Mexico Limited Liability Company	2,029,000	2,029,000	78	2,335,000	1,166,000

Curtis Associates I, L.P.	Curtis, Nebraska	Joseph A. Shepard and Kenneth M. Vitor	88,000	88,000	12	156,000	401,000

Escatawpa Village Associates, Limited Partnership (3)	Escatawpa, Mississippi	Clifford E. Olsen	249,000	249,000	32	458,000	849,000

Heritage Apartments I, L.P.	Berkeley, Missouri	Joseph A. Shepard and Kenneth M. Vitor	752,000	752,000	30	1,333,000	509,000

Hillcrest Associates, A Limited Partnership	Ontario, Oregon	Riley J. Hill	354,000	354,000	28	683,000	1,232,000

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	Kenneth M. Vitor	85,000	85,000	8	152,000	280,000

Rosedale Limited Partnership	Silver City, New Mexico	Deke Noftsker and ABO Corporation	309,000	309,000	32	547,000	1,257,000

WNC Housing Tax Credit Fund V, L.P., Series 3

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Shepherd South Apartments I, Ltd. (2)	Shepherd, Texas	Donald W. Sowell	121,000	121,000	24	223,000	507,000

Solomon Associates I, L.P.	Solomon, Kansas	Joseph A. Shepard and Kenneth M. Vitor	138,000	138,000	16	250,000	544,000

Talladega County Housing Ltd.	Talladega, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	653,000	653,000	30	1,200,000	676,000

The Willows Apartments Limited Partnership	Morganton, North Carolina	John C. Loving, Gordon D. Brown, Jr. and Western N.C. Housing Partnership	841,000	841,000	36	1,545,000	953,000

			$8,130,000	$8,130,000	463	$18,286,000	$10,978,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) The Local Limited Partnership was identified for disposition as of March 31, 2012.

(3) The Local Limited Partnership was identified for disposition subsequent to March 31, 2012.

WNC Housing Tax Credit Fund V, L.P., Series 3

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Blessed Rock of El Monte	$974,000	$76,000	N/A

Broadway Apartments, Limited Partnership	453,000	58,000	N/A

Curtis Associates I, L.P.	51,000	(19,000)	N/A

Escatawpa Village Associates, Limited Partnership (2)	220,000	(9,000)	N/A

Heritage Apartments I, L.P.	151,000	(41,000)	N/A

Hillcrest Associates, A Limited Partnership	208,000	(20,000)	N/A

Prairieland Properties of Syracuse II, L.P.	47,000	(18,000)	N/A

Rosedale Limited Partnership	211,000	(28,000)	N/A

Shepherd South Apartments I, Ltd. (1)	131,000	-	N/A

Solomon Associates I, L.P.	82,000	(17,000)	N/A

Talladega County Housing Ltd.	117,000	(14,000)	N/A

The Willows Apartments Limited Partnership	164,000	(15,000)	N/A

	$2,809,000	$(47,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1) The Local Limited Partnership was identified for disposition as of March 31, 2012.

(2) The Local Limited Partnership was identified for sale subsequent to March 31, 2012.

WNC Housing Tax Credit Fund V, L.P., Series 3

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Alliance Apartments I Limited Partnership	Alliance, Nebraska	Retro Development, Inc.	N/A	95%	100%	89%	100%

Blessed Rock of El Monte	El Monte, California	Everland, Inc.	100%	100%	100%	100%	99%

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	Trianon - Broadway, LLC, a New Mexico Limited Liability Company	99%	96%	97%	97%	99%

Curtis Associates I, L.P.	Curtis, Nebraska	Joseph A. Shepard and Kenneth M. Vitor	92%	92%	92%	83%	92%

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	Clifford E. Olsen	100%	100%	100%	100%	100%

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	Retro Development, Inc. of Oklahoma and Most Worshipful Prince Hall Grand Lodge	N/A	89%	100%	83%	94%

Heritage Apartments I, L.P.	Berkeley, Missouri	Joseph A. Shepard and Kenneth M. Vitor	100%	100%	100%	100%	100%

Hillcrest Associates, A Limited Partnership	Ontario, Oregon	Riley J. Hill	93%	86%	100%	93%	96%

Patten Towers, L.P. II	Chattanooga, Tennessee	Patten Towers Partners, LLC	N/A	98%	97%	96%	93%

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	Kenneth M. Vitor	88%	100%	100%	88%	100%

WNC Housing Tax Credit Fund V, L.P., Series 3

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Raymond S. King Apartments Limited Partnership	Greensboro, North Carolina	Project Homestead, Inc.	N/A	N/A	N/A	83%	96%

Rosedale Limited Partnership	Silver City, New Mexico	Deke Noftsker and ABO Corporation	100%	100%	59%	100%	88%

Shepherd South Apartments I, Ltd.	Shepherd, Texas	Donald W. Sowell	100%	88%	100%	96%	92%

Solomon Associates I, L.P.	Solomon, Kansas	Joseph A. Shepard and Kenneth M. Vitor	88%	75%	81%	88%	81%

Talladega County Housing Ltd.	Talladega, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	90%	100%	87%	97%	90%

The Willows Apartments Limited Partnership	Morganton, North Carolina	John C. Loving, Gordon D. Brown, Jr. and Western N.C. Housing Partnership	94%	94%	97%	100%	97%

		Weighted average	97%	93%	96%	96%	95%

N/A - The Local Limited Partnership was sold prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2012, there were 871 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

c)	The Partnership was not designed to provide cash distributions to Limited Partners. It is possible that the partnership could make distributions from sale proceeds. If the partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008
ASSETS
Cash	$11,489	$27,292	$12,762	$9,498	$83,448
Investments in Local Limited Partnerships, net	-	-	-	-	1,120,103
Other assets	2,100	4,857	-	-	-

Total Assets	$13,589	$32,149	$12,762	$9,498	$1,203,551

LIABILITIES
Accrued expenses	$-	$-	$-	$4,000	$4,000
Accrued fees and expenses due to General Partner and affiliates	560,653	731,192	707,256	648,548	1,781,320

Total Liabilities	560,653	731,192	707,256	652,548	1,785,320

PARTNERS’ EQUITY (DEFICIT)	(547,064)	(699,043)	(694,494)	(643,050)	(581,769)

Total Liabilities and Partners’ Equity (Deficit)	$13,589	$32,149	$12,762	$9,498	$1,203,551

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008
Loss from operations	$(169,064)	$(281,208)	$(198,808)	$(1,532,255)	$(590,333)
Equity in losses of Local Limited Partnerships	-	-	-	(903)	(208,618)
Gain (loss) on sale of Local Limited Partnership	73,997	-	(5,724)	-	-
Interest income	7	4	4	23	100
Net loss	$(95,060)	$(281,204)	$(204,528)	$(1,533,135)	$(798,851)

Net loss allocated to:
General Partner	$(950)	$(2,812)	$(2,045)	$(15,331)	$(7,989)

Limited Partners	$(94,110)	$(278,392)	$(202,483)	$(1,517,804)	$(790,862)

Net loss per Partnership Unit	$(5.23)	$(15.47)	$(11.25)	$(84.32)	$(43.94)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000	18,000

Note 1 - Loss from operations for the years ended March 31, 2012, 2011, 2010, 2009, and 2008 include a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $0, $1,115,739, and $559,408, respectively (See Note 2 to the financial statements).

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Net cash provided by (used in):

Operating activities	$(112,794)	$14,530	$3,264	$(73,950)	$24,504
Investing activities	96,991	-	-	-	11,950
Financing activities	-	-	-	-	-

Net change in cash	(15,803)	14,530	3,264	(73,950)	36,454

Cash, beginning of period	27,292	12,762	9,498	83,448	46,994

Cash, end of period	$11,489	$27,292	$12,762	$9,498	$83,448

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007

Federal	$-	$-	$-	$6	$51
State	-	-	-	-	-

Total	$-	$-	$-	$6	$51

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements.)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Financial Condition

For the year ended March 31, 2012

The Partnership’s assets at March 31, 2012 consisted of $11,000 in cash and $2,000 in other assets. Liabilities at March 31, 2012 consisted of $561,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net loss for the year ended March 31, 2012 was $(95,000), reflecting a decrease of approximately $186,000 from the net loss experienced for the year ended March 31, 2011 of $(281,000). This was mainly due to a decrease in write off of advances to Local Limited Partnerships of $125,000 for the year ended March 31, 2012. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. There was an $11,000 decrease in asset management fees for the year ended March 31, 2012. The fees are calculated based on the value of the invested assets, which decreased due to the sales of Local Limited Partnerships. Reporting fees and distribution income increased by $1,000 and decreased by $(21,000), respectively, for the year ended March 31, 2012. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash during the year ended March 31, 2012 was $(16,000) compared to a net increase in cash for the year ended March 31, 2011 of $15,000. During the year ended March 31, 2012, the Partnership made advances that totaled $(115,000), to a Local Limited Partnership compared to $(240,000) advanced during the year ended March 31, 2011. At the time the advances were needed the Partnership did not have sufficient cash to make the advances to the Local Limited Partnerships. Therefore, $115,000 and $240,000 of those advances were first advanced from the General Partner or an affiliate to the Partnership then the Partnership advanced the funds to the Local Limited Partnerships for the years ended March 31, 2012 and 2011, respectively. During the year ended March 31, 2012 the Partnership reimbursed the General Partner or an affiliate $(112,000) for operating expenses paid on its behalf compared to $(35,000) reimbursed during the year ended March 31, 2011. Lastly, the Partnership had received $29,000 in cash for reporting fees and distribution income for the year ended March 31, 2012 compared to $50,000 received during the year ended March 31, 2011. As explained above the reporting fees and distribution income will vary year to year depending on the operations of the underlying Housing Complexes.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $(170,000), $24,000, and $59,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Other Matters

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and Associates is unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at March 31, 2012. Loss of the Heritage investment could result in the recapture of tax credits and certain prior tax deductions. As of March 31, 2012, no losses have been recognized and management does not expect losses to be incurred.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2013	2014	2015	2016	2017	Thereafter	Total

Asset management fees(1)	$599,601	$38,948	$38,948	$38,948	$38,948	$1,285,284	$2,040,677
Total contractual cash obligations	$599,601	$38,948	$38,948	$38,948	$38,948	$1,285,284	$2,040,677

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund V, L.P., Series 3

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 3 (the Partnership) as of March 31, 2012 and 2011, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

June 14, 2012

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

BALANCE SHEETS (Audited)

	March 31,
	2012	2011
ASSETS
Cash	$11,489	$27,292
Investments in Local Limited Partnerships, net (Notes 2 and 3)	0	0
Other assets	2,100	4,857

Total Assets	$13,589	$32,149

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$560,653	$731,192

Total Liabilities	560,653	731,192

Partners’ equity (deficit)
General Partner	3,090,355	2,844,266
Limited Partners (25,000 Partnership Units authorized;18,000 Partnership Units issued and outstanding)	(3,637,419)	(3,543,309)

Total Partners’ Equity (Deficit)	(547,064)	(699,043)

Total Liabilities and Partners’ Equity (Deficit)	$13,589	$32,149

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

STATEMENTS OF OPERATIONS (Audited)

	For the Years Ended March 31,
	2012	2011	2010
Reporting fees	$24,991	$24,179	$53,230
Distribution income	4,189	25,347	5,389

Total income	29,180	49,526	58,619

Operating expenses:
Asset management fees (Note 3)	38,880	49,500	49,500
Accounting and legal fees	32,028	31,923	101,767
Write off of advances to Local Limited Partnerships (Note 5)	115,247	240,254	97,553
Other	12,089	9,057	8,607

Total operating expenses	198,244	330,734	257,427

Loss from operations	(169,064)	(281,208)	(198,808)

Gain (loss) on sale of Local Limited Partnerships	73,997	0	(5,724)

Interest income	7	4	4

Net loss	$(95,060)	$(281,204)	$(204,528)

Net loss allocated to:
General Partner	$(950)	$(2,812)	$(2,045)
Limited Partners	$(94,110)	$(278,392)	$(202,483)

Net income (loss) per Partnership Unit	$(5.23)	$(15.47)	$(11.25)

Outstanding weighted Partnership Units	18,000	18,000	18,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT) (Audited)

For the Years Ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total
Partners’ equity (deficit) at March 31, 2009	$2,419,384	$(3,062,434)	$(643,050)

Contributions (Note 6)	153,084	0	153,084

Net loss	(2,045)	(202,483)	(204,528)

Partners’ equity (deficit) at March 31, 2010	2,570,423	(3,264,917)	(694,494)

Contributions (Note 6)	276,655	0	276,655

Net loss	(2,812)	(278,392)	(281,204)

Partners’ equity (deficit) at March 31, 2011	2,844,266	(3,543,309)	(699,043)

Contributions (Note 6)	247,039	0	247,039

Net loss	(950)	(94,110)	(95,060)

Partners’ equity (deficit) at March 31, 2012	$3,090,355	$(3,637,419)	$(547,064)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS (Audited)

	For The Years Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(95,060)	$(281,204)	$(204,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in other assets	(20,237)	(4,857)	0
Decrease in accrued expenses	0	0	(4,000)
Increase in accrued fees and expenses due to General Partner and affiliates	76,500	300,591	206,068
(Gain) loss on sale of Local Limited Partnerships	(73,997)	0	5,724

Net cash provided by (used in) operating activities	(112,794)	14,530	3,264

Cash flows from investing activities:
Advances to Local Limited Partnerships	(115,247)	(240,254)	(97,553)
Write off of advances to Local Limited Partnerships	115,247	240,254	97,553
Proceeds from sales of Local Limited Partnerships	96,991	0	0

Net cash provided by investing activities	96,991	0	0

Net increase (decrease) in cash	(15,803)	14,530	3,264

Cash, beginning of year	27,292	12,762	9,498

Cash, end of year	$11,489	$27,292	$12,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

NON-CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$247,039	$276,655	$153,084

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the “Partnership”) is a California limited partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which owns multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011. As of March 31, 2012, six of the Housing Complexes had completed their Compliance Period.

As of March 31, 2011, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”), and Evergreen Apartments I L.P. (“Evergreen). The Partnership also sold its Local Limited Partnership Interest in Raymond S. King Apartments, L.P.

Patten Towers L.P. II (“Patten Towers”) had its annual HUD inspection for 2010 on February 3, 2011 and received a score of 71C. The property was listed for sale with a national brokerage firm from July 2008 through September 2009. An acceptable offer was received in December 2010. The Local Limited Partnership interest was sold on July 1, 2011 for $10. The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred expenses of $10,925 related to the disposition. Therefore, a loss on sale of Local Limited Partnership in the amount of $(10,915) was recorded as of March 31, 2012. The Compliance Period has expired so there is no risk of tax credit recapture.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On October 26, 2011, Alliance Apartments I L.P. (“Alliance”) was sold to an affiliate of the Local Limited Partnership for $26,108. Alliance was appraised for $230,000 and had a mortgage note balance of $308,123 as of December 31, 2010. The Partnership incurred $3,000 in appraisal expenses and $5,073 in legal fees related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $18,035 was recorded. In addition, the replacement reserves held by the bank were released. In accordance with the Purchase Agreement, the Partnership received the reserve proceeds in the amount of $9,915 which was recorded as an additional gain on sale during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has expired so there is no risk of tax credit recapture.

On October 26, 2011, Hastings Apartments I L.P. (“Hastings”) was sold to an affiliate of the Local Limited Partnership for $50,980. Hastings was appraised for $300,000 and had a mortgage note balance of $115,251 as of December 31, 2010. The Partnership incurred $3,000 in appraisal expenses and $996 in legal fees related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $46,984 was recorded. In addition, the replacement reserves held by the bank were released. In accordance with the Purchase Agreement, the Partnership received the reserve proceeds in the amount of $9,978 which was recorded as an additional gain on sale during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has expired so there is no risk of tax credit recapture.

As of March 31, 2012, Shepherd South I Apartments, Ltd. (“Shepherd South”) has been identified for sale. Contracts have been drafted and are currently under review by the potential purchaser of the Local Limited Partnership Interest. Shepherd South was appraised for $350,000 and had a mortgage note balance of $507,000 as of December 31, 2011. The Partnership estimates a closing date of June 22, 2012 for the Local Limited Partnership Interest sale. The purchase price is still under negotiation.

Subsequent to March 31, 2012, the Local Limited Partnership Interest in Escatawpa Village Associates (“Escatawpa Village”), Limited was identified to be sold to an affiliate of the Local General Partner. The buyer offered $30,000 to purchase the Local Limited Partnership Interest. The funds will be placed into the Partnership’s reserves and will be used to reimburse the General Partner or an affiliate for prepaid operating expenses. Escatawpa Village was appraised for $655,000 and had a mortgage note balance of $849,000 as of December 31, 2011. The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on June 15, 2012.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years. (See Notes 2 and 3)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

For the Years Ended March 31, 2012, 2011 and 2010

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

Recent Accounting Changes

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

For the Years Ended March 31, 2012, 2011 and 2010

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 12 and 15 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 463 and 721 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011, are approximately $(1,639,000), and $1,677,000, respectively, greater than (less than) the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2012 and 2011, the investment accounts in all the Local Limited Partnerships have reached a zero balance. Consequently, the Partnership’s estimate of its share of losses for the years ended March 31 2012, 2011 and 2010 amounting to approximately $85,000, $4,083,000, and $554,000 respectively, has not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to $1,929,000.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2011 and 2010 of $10,818,000 and $11,380,000, respectively)	$13,188,000	$17,330,000
Land	1,857,000	2,090,000
Other assets	2,079,000	2,437,000
Total assets	$17,124,000	$21,857,000

LIABILITIES
Mortgage and construction loans payable	$10,978,000	$15,919,000
Due to affiliates	1,319,000	3,598,000
Other liabilities	711,000	856,000

Total liabilities	13,008,000	20,373,000

PARTNERS’ EQUITY (DEFICIT)
WNC Housing Tax Credit Fund V, L.P., Series 3	1,639,000	(1,677,000)
Other partners	2,477,000	3,161,000
Total partners’ equity (deficit)	4,116,000	1,484,000
Total liabilities and partners’ equity (deficit)	$17,124,000	$21,857,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$2,868,000	$4,799,000	$4,578,000

Expenses:
Operating expenses	441,000	3,728,000	3,243,000
Interest expense	623,000	746,000	754,000
Depreciation and amortization	1,851,000	1,296,000	1,290,000
Impairment	-	3,119,000	-

Total expenses	2,915,000	8,889,000	5,287,000

Net loss	$(47,000)	$(4,090,000)	$(709,000)

Net loss allocable to the Partnership	$(85,000)	$(4,083,000)	$(554,000)

Net loss recorded by the Partnership	$-	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Troubled Housing Complexes

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and Associates is unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 at March 31, 2012. Loss of the Heritage investment could result in the recapture of tax credits and certain prior tax deductions. As of March 31, 2012, no losses have been recognized and management does not expect losses to be incurred.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such. Management fees of $38,880, $49,500, and $49,500 were incurred during the years ended March 31, 2012, 2011, and 2010, respectively. The Partnership paid the General Partner and or its affiliates $9,946, $0, and $0 of those fees during the years ended March 31, 2012, 2011 and 2010, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $112,000, $35,000, and $0 during the years ended March 31, 2012, 2011, and 2010, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2012	2011

Asset management fee payable.	$551,059	$522,125
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	9,594	117,275
Advances made to the Partnership from the General Partner or affiliates	-	91,792

Total	$560,653	$731,192

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

2012	June 30	September 30	December 31	March 31

Income	$25,000	$-	$-	$4,000

Operating expenses	(39,000)	(21,000)	(30,000)	(108,000)

Loss from operations	(14,000)	(21,000)	(30,000)	(104,000)

Gain (loss) on sale of Local Limited Partnerships	-	(9,000)	85,000	(2,000)

Net income (loss)	$(14,000)	$(30,000)	$55,000	$(106,000)

Net income (loss) available to Limited Partners	$(14,000)	$(30,000)	$54,000	$(104,000)

Net income (loss) per Partnership Unit	$(1)	$(2)	$3	$(5)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

2011	June 30	September 30	December 31	March 31

Income	$1,000	$42,000	$-	$7,000

Operating expenses	(15,000)	(43,000)	(255,000)	(18,000)

Loss from operations	(14,000)	(1,000)	(255,000)	(11,000)

Net loss	$(14,000)	$(1,000)	$(255,000)	$(11,000)

Net loss available to Limited Partners	$(14,000)	$(1,000)	$(253,000)	$(11,000)

Net loss per Partnership Unit	$(1)	$-	$(14)	$(1)

2010	June 30	September 30	December 31	March 31

Income	$34,000	$10,000	$5,000	$10,000

Operating expenses	(40,000)	(41,000)	(122,000)	(54,000)

Loss from operations	(6,000)	(31,000)	(117,000)	(44,000)

Equity in losses of Local Limited Partnerships	-	-	-	(6,000)

Net loss	$(6,000)	$(31,000)	$(117,000)	$(50,000)

Net loss available to Limited Partners	$(6,000)	$(31,000)	$(116,000)	$(9,000)

Net loss per Partnership Unit	$-	$(2)	$(7)	$(3)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012, 2011 and 2010, the Partnership in total had voluntarily advanced $141,907, $1,995,678, and $1,755,424, respectively, to four Local Limited Partnerships, Hasting Apartments I, Alliance Apartments I, Patten Towers L. P. II, and Broadway Apartments, L.P. The total advances made during the year ended March 31, 2012 were $115,000, which were also reserved for as of March 31, 2012. All advances were reserved in full in the year they were advanced.

NOTE 6 – CONTRIBUTIONS BY THE GENERAL PARTNER

During the year ended March 31, 2012, the Partnership was relieved of debt owed to the General Partner totaling $247,039. The Partnership had received $187,039 in cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues. The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The remaining $60,000 of debt that was relieved was for operating expenses that were paid by the General Partner or an affiliate on the Partnership’s behalf. Due to the continuous low cash balances in the Partnership, the General Partner deemed the amount to be uncollectible, therefore the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

NOTE 7 - SUBSEQUENT EVENT

Subsequent to March 31, 2012, the Local Limited Partnership Interest in Escatawpa Village Associates (“Escatawpa Village”), Limited was identified to be sold to an affiliate of the Local General Partner. The buyer offered $30,000 to purchase the Local Limited Partnership Interest. The funds will be placed into the Partnerships reserves and will be used to reimburse the General Partner or an affiliate for prepaid operating expenses. Escatawpa Village was appraised for $655,000 and had a mortgage note balance of $849,000 as of December 31,2011. The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on June 15, 2012.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $38,880, $49,500, and $49,500 were incurred during the years ended March 31, 2012, 2011, and 2010, respectively, of which $9,946, $0, and $0 were paid during the years ended March 31, 2012, 2011 and 2010, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partner or its Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)	Operating Expenses

Reimbursement to the General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “controlling person” of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, “controlling person” includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $9,594, $117,275, and $214,631 for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $112,035, $35,000, and $0 during the years ended March 31, 2012, 2011 and 2010, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $0 and $0 for the years ended December 31, 2011, 2010, and 2009 respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, the General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2012, 2011 and 2010.

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

(b)	Security Ownership of Certain Beneficial Owners

The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2012, and 2011.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011

Audit Fees	$28,670	$24,260
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$31,705	$27,295

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof

Balance Sheets, March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012, 2011 and 2010

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011 and 2010

Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended Mach 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund V, L.P., Series 3

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Blessed Rock of El Monte	El Monte, California	$2,511,000	$2,511,000	$2,604,000	$1,334,000	$8,388,000	$3,060,000	$6,662,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	2,029,000	2,029,000	1,166,000	69,000	3,431,000	1,752,000	1,748,000

Curtis Associates I, L.P.	Curtis, Nebraska	88,000	88,000	401,000	10,000	539,000	302,000	247,000

Escatawpa Village Associates, Limited Partnership (2)	Escatawpa, Mississippi	249,000	249,000	849,000	40,000	1,377,000	751,000	666,000

Heritage Apartments I, L.P.	Berkeley, Missouri	752,000	752,000	509,000	105,000	1,600,000	852,000	853,000

Hillcrest Associates, a Limited Partnership	Ontario, Oregon	354,000	354,000	1,232,000	96,000	1,605,000	701,000	1,000,000

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	85,000	85,000	280,000	25,000	503,000	283,000	245,000

Rosedale Limited Partnership	Silver City, New Mexico	309,000	309,000	1,257,000	40,000	1,741,000	955,000	826,000

Shepherd South Apartments I, Ltd. (1)	Shepherd, Texas	121,000	121,000	507,000	12,000	796,000	349,000	459,000

Solomon Associates I, L.P.	Solomon, Kansas	138,000	138,000	544,000	16,000	751,000	434,000	333,000

Talladega County Housing Ltd.	Talladega, Alabama	653,000	653,000	676,000	62,000	1,446,000	634,000	874,000

The Willows Apartments Limited Partnership	Morganton, North Carolina	841,000	841,000	953,000	48,000	1,829,000	745,000	1,132,000

		$8,130,000	$8,130,000	$10,978,000	$1,857,000	$24,006,000	$10,818,000	$15,045,000

(1) The Local Limited Partnership was identified for disposition as of March 31, 2012.

(2) The Local Limited Partnership was identified for disposition subsequent to March 31, 2012.

WNC Housing Tax Credit Fund V, L.P., Series 3

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Blessed Rock of El Monte	$974,000	$76,000	40

Broadway Apartments, Limited Partnership	453,000	58,000	40

Curtis Associates I, L.P.	51,000	(19,000)	27.5

Escatawpa Village Associates, Limited Partnership (2)	220,000	(9,000)	27.5

Heritage Apartments I, L.P.	151,000	(41,000)	27.5

Hillcrest Associates, A Limited Partnership	208,000	(20,000)	40

Prairieland Properties of Syracuse II, L.P.	47,000	(18,000)	27.5

Rosedale Limited Partnership	211,000	(28,000)	30

Shepherd South Apartments I, Ltd. (1)	131,000	-	40

Solomon Associates I, L.P.	82,000	(17,000)	27.5

Talladega County Housing Ltd.	117,000	(14,000)	40

The Willows Apartments Limited Partnership	164,000	(15,000)	40

	$2,809,000	$(47,000)

(1) The Local Limited Partnership was identified for disposition as of March 31, 2012.

(2) The Local Limited Partnership was identified for disposition subsequent to March 31, 2012.

WNC Housing Tax Credit Fund V, L.P., Series 3

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alliance Apartments I Limited Partnership (*)	Alliance, Nebraska	$604,000	$604,000	$308,000	$148,000	$1,400,000	$590,000	$958,000

Blessed Rock of El Monte	El Monte, California	2,511,000	2,511,000	2,843,000	1,334,000	8,338,000	2,829,000	6,843,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	2,029,000	2,029,000	1,218,000	70,000	3,430,000	1,752,000	1,748,000

Curtis Associates I, L.P.	Curtis, Nebraska	88,000	88,000	401,000	10,000	535,000	281,000	264,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	249,000	249,000	849,000	40,000	1,378,000	701,000	717,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	542,000	542,000	115,000	32,000	1,303,000	577,000	758,000

Heritage Apartments I, L.P.	Berkeley, Missouri	752,000	752,000	595,000	105,000	1,597,000	793,000	909,000

Hillcrest Associates, a Limited Partnership	Ontario, Oregon	354,000	354,000	1,241,000	96,000	1,605,000	662,000	1,039,000

Patten Towers, L.P. II (*)	Chattanooga, Tennessee	2,154,000	2,154,000	4,109,000	52,000	2,093,000	-	2,145,000

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

(*) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Alliance Apartments I Limited Partnership	$91,000	$(29,000)	40

Blessed Rock of El Monte	978,000	69,000	40

Broadway Apartments, Limited Partnership	451,000	(118,000)	40

Curtis Associates I, L.P.	53,000	(13,000)	27.5

Escatawpa Village Associates, Limited Partnership	212,000	(11,000)	27.5

Hastings Apartments I, Limited Partnership	85,000	(30,000)	40

Heritage Apartments I, L.P.	149,000	(45,000)	27.5

Hillcrest Associates, A Limited Partnership	202,000	(28,000)	40

Patten Towers, L.P. II (*)	1,640,000	(3,745,000)	27.5

Prairieland Properties of Syracuse II, L.P.	46,000	(11,000)	27.5

Rosedale Limited Partnership	184,000	(43,000)	30

Shepherd South Apartments I, Ltd.	124,000	(6,000)	40

Solomon Associates I, L.P.	80,000	(12,000)	27.5

Talladega County Housing Ltd.	112,000	(46,000)	40

The Willows Apartments Limited Partnership	158,000	(22,000)	40

	$4,565,000	$4,090,000

(*) The Local Limited Partnership has been identified for disposition.

WNC Housing Tax Credit Fund V, L.P., Series 3

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alliance Apartments I Limited Partnership	Alliance, Nebraska	$604,000	$604,000	$316,000	$148,000	$1,401,000	$554,000	$995,000

Blessed Rock of El Monte	El Monte, California	2,511,000	2,511,000	3,087,000	1,324,000	8,275,000	2,600,000	6,999,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	2,029,000	2,029,000	1,181,000	70,000	3,431,000	1,626,000	1,875,000

Curtis Associates I, L.P.	Curtis, Nebraska	88,000	88,000	407,000	10,000	535,000	260,000	285,000

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	249,000	249,000	859,000	40,000	1,378,000	652,000	766,000

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	542,000	542,000	132,000	32,000	1,303,000	538,000	797,000

Heritage Apartments I, L.P.	Berkeley, Missouri	752,000	752,000	610,000	105,000	1,597,000	735,000	967,000

Hillcrest Associates, a Limited Partnership	Ontario, Oregon	354,000	354,000	1,248,000	96,000	1,605,000	623,000	1,078,000

Patten Towers, L.P. II (*)	Chattanooga, Tennessee	2,154,000	2,154,000	4,170,000	290,000	11,512,000	6,269,000	5,533,000

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

(*) The Local Limited Partnership has been identified for disposition.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Alliance Apartments I Limited Partnership	$86,000	$(30,000)	40

Blessed Rock of El Monte	956,000	61,000	40

Broadway Apartments, Limited Partnership	449,000	(104,000)	40

Curtis Associates I, L.P.	54,000	(18,000)	27.5

Escatawpa Village Associates, Limited Partnership	203,000	(40,000)	27.5

Hastings Apartments I, Limited Partnership	89,000	(19,000)	40

Heritage Apartments I, L.P.	147,000	(38,000)	27.5

Hillcrest Associates, A Limited Partnership	210,000	(22,000)	40

Patten Towers, L.P. II (*)	1,535,000	(391,000)	27.5

Prairieland Properties of Syracuse II, L.P.	46,000	(12,000)	27.5

Rosedale Limited Partnership	191,000	(43,000)	30

Shepherd South Apartments I, Ltd.	118,000	2,000	40

Solomon Associates I, L.P.	85,000	(10,000)	27.5

Talladega County Housing Ltd.	114,000	(29,000)	40

The Willows Apartments Limited Partnership	160,000	(16,000)	40

	$4,443,000	$(709,000)

(*) The Local Limited Partnership has been identified for disposition

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

Date: June 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 14, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 14, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 14, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 14, 2012

