Form 10-Q
period 2012-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2012-08-14
CIK 943904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2012

2

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS

Cash	$131,066	$11,489
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Due from affiliate	3,000	-
Other assets	-	2,100

Total Assets	$134,066	$13,589

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$580,946	$560,653

Total Liabilities	580,946	560,653

Partners’ Equity (Deficit):
General Partner	3,091,357	3,090,355
Limited Partners (25,000 Partnership Units authorized; 18,000 Partnership Units issued and outstanding)	(3,538,237)	(3,637,419)

Total Partners’ Equity (Deficit)	(446,880)	(547,064)

Total Liabilities and Partners’ Equity (Deficit)	$134,066	$13,589

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	Three Months	Three Months

Distribution income	$30,295	$24,991

Operating expenses:
Asset management fees (Note 3)	5,796	12,375
Legal and accounting fees	21,022	24,730
Other	4,351	1,852

Total operating expenses	31,169	38,957

Loss from operations	(874)	(13,966)

Gain on sale of Local Limited Partnerships	101,057	-

Interest income	1	3

Net income (loss)	$100,184	$(13,963)

Net income (loss) allocated to:
General Partner	$1,002	$(140)

Limited Partners	$99,182	$(13,823)

Net income (loss) per Partnership Unit	$6	$(1)

Outstanding weighted Partnership Units	18,000	18,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2012
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$3,090,355	$(3,637,419)	$(547,064)

Net income	1,002	99,182	100,184

Partners’ equity (deficit) at June 30, 2012	$3,091,357	$(3,538,237)	$(446,880)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income (loss)	$100,184	$(13,963)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Gain on sale of Local Limited Partnerships	(101,057)	-
Increase in other assets	(8,573)	(300)
Increase in accrued fees and expenses due to
General Partner and affiliates	39,743	26,257
Increase in accrued expenses	-	13,000

Net cash provided by operating activities	30,297	24,994

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnership	$89,280	-

Net cash provided by investing activities	89,280	-

Net increase in cash	119,577	24,994

Cash, beginning of period	11,489	27,292

Cash, end of period	$131,066	$52,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

A Local Limited Partnership was sold for $22,450 with proceeds paid directly to Associates, which resulted in a decrease in accrued fees and expenses due to General Partner and affiliates of $19,450 and an increase in due from affiliate of $3,000.

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended June 30, 2012

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

For the Quarterly Period Ended June 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2012. As of June 30, 2012, four of the Housing Complexes had completed their 15 year compliance period.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2011, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”), and Evergreen Apartments I L.P. (“Evergreen”). The Partnership also sold its Local Limited Partnership Interest in Raymond S. King Apartments, L.P., Patten Towers L.P. II, Alliance Apartments I L.P. and Hastings Apartments I L.P.

During the three months ended June 30, 2012, the Partnership sold the Housing Complex of Shepherd South I, L.P. The Partnership also sold its Local Limited Partnership Interest in Escatawpa Village Associates. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Shepherd South I L.P.	$507,000	$350,000	06/28/2012	$89,280	$7,384	$81,896
Escatawpa Village Associates	849,000	655,000	06/01/2012	22,450	3,289	19,161

The sales proceeds from the sale of Escatawpa Village Associates were paid directly to Associates. As shown in the table below, $19,450 was used to reimburse the General Partner or affiliates for accrued asset management fees or operating expenses paid on behalf of the Partnership. The remaining $3,000 will be returned to the Partnership’s reserves and is included in due from affiliate as of June 30, 2012.

The following table represents the anticipated use of the cash proceeds from the disposition of the two Local Limited Partnerships.

Local Limited Partnership	Sale Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserve for future expenses
Shepherd South I L.P.	$89,280	$25,000	$12,164	$52,116
Escatawpa Village Associates	22,450	7,286	12,164	3,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2012

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 10 and 12 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 407 and 463 apartment units as of June 30, 2012 and March 31, 2012, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

Selected financial information for the three months ended June 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$627,000	$1,200,000

Expenses:
Interest expense	104,000	187,000
Depreciation and amortization	138,000	324,000
Operating expenses	395,000	936,000
Total expenses	637,000	1,447,000

Net loss	$(10,000)	$(247,000)
Net loss allocable to the Partnership	$(19,000)	$(253,000)
Net loss recorded by the Partnership	$-	$-

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

Troubled Housing Complexes

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and Associates is unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 as of all periods presented. Loss of the Heritage investment could result in the recapture of tax credits and certain prior tax deductions. As of June 30, 2012, no losses have been recognized and management does not expect losses to be incurred.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $5,796 and $12,375 were incurred during the three months ended June 30, 2012 and 2011, respectively. The Partnership paid the General Partner and its affiliates $7,286 and $0 of those fees during the three months ended June 30, 2012 and 2011, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $12,164, and $0 during the three months ended June 30, 2012 and 2011, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2012	March 31, 2012

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$31,377	$9,594
Asset management fee payable	549,569	551,059

Total	$580,946	$360,653

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2012 consisted of $131,000 in cash and $3,000 of due from affiliate. Liabilities at June 30, 2012 consisted of $581,000 in accrued fees and expenses due to the General Partner and affiliates .

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The Partnership’s net income for the three months ended June 30, 2012 was $100,000, reflecting an increase of approximately $114,000 from the $(14,000) net loss experienced for the three months ended June 30, 2011. The increase in net income was primarily due to the increase of $101,000 in gain on sale of Local Limited Partnerships for the three months ended June 30, 2012. No Local Limited Partnerships were sold during the three months ended June 30, 2011. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. There was also a $6,000 decrease in asset management fees for the three months ended June 30, 2012. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Accounting and legal expenses decreased by $4,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the timing of the accounting work performed. In addition, distribution income increased by $5,000 for the three months ended June 30, 2012. Local Limited Partnerships pay distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The net increase in cash during the three months ended June 30, 2012 was $120,000 compared to a $25,000 increase in cash for the three months ended June 30, 2011. The change was due primarily to the fact that during the three months ended June 30, 2012, the Partnership received $89,000 in dispositions proceeds compared to no such proceeds received during the three months ended June 30, 2011. Also, the Partnership received $5,000 more of distribution income for the three months ended June 30, 2012 as discussed above.

During the three months ended June 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $20,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2011 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s condensed financial statements.

Other Matters

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and Associates is unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 as of all periods presented. Loss of the Heritage investment could result in the recapture of tax credits and certain prior tax deductions. As of June 30, 2012, no losses have been recognized and management does not expect losses to be incurred.

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

4

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

Item 5. Other Information

NONE

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith[RU1] )

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2012 and June 30, 2011, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011 and (iv) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

6

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By: WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	August 14, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	August 14, 2012

7