Form 10-Q
period 2012-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2012-11-13
CIK 943904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2012 and March 31, 2012	F-1

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2012 and 2011	F-2

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2012	F-3

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2012 and 2011	F-4

	Notes to Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	5

Item 4.	Controls and Procedures	5

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Mine Safety Disclosures	6

Item 5.	Other Information	6

Item 6.	Exhibits	6

Signatures		7

2

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012

ASSETS

Cash	$62,050	$11,489
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	-	2,100

Total Assets	$62,050	$13,589

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$555,010	$560,653

Total Liabilities	555,010	560,653

Partners’ Equity (Deficit):
General Partner	3,090,896	3,090,355
Limited Partners (25,000 Partnership Units authorized; 18,000 Partnership Units issued and outstanding)	(3,583,856)	(3,637,419)

Total Partners’ Equity (Deficit)	(492,960)	(547,064)

Total Liabilities and Partners’ Equity (Deficit)	$62,050	$13,589

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Six Months	Three Months	Six Months

Distribution income	$-	$30,106	$-	$24,991

Total operating income	-	30,106	-	24,991

Operating expenses:
Asset management fees (Note 3)	11,892	17,688	10,872	23,247
Legal and accounting fees	7,316	28,338	3,035	27,765
Outside services	4,728	7,386	5,432	5,432
Other	2,005	3,509	1,318	3,170

Total operating expenses	25,941	56,921	20,657	59,614

Loss from operations	(25,941)	(26,815)	(20,657)	(34,623)

Gain (loss) on sale of Local Limited Partnerships	(20,145)	80,912	(9,503)	(9,503)

Interest income	6	7	2	5

Net income (loss)	$(46,080)	$54,104	$(30,158)	$(44,121)

Net income(loss) allocated to:
General Partner	$(461)	$541	$(302)	$(441)

Limited Partners	$(45,619)	$53,563	$(29,856)	$(43,680)

Net income (loss) per Partnership Unit	$(3)	$3	$(2)	$(2)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$3,090,355	$(3,637,419)	$(547,064)

Net income	541	53,563	54,104

Partners’ equity (deficit) at September 30, 2012	$3,090,896	$(3,583,856)	$(492,960)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income (loss)	$54,104	$(44,121)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(80,912)	-
Increase in other assets	(28,718)	(11,472)
Increase in accrued fees and expenses due to
General Partner and affiliates	13,807	36,086

Net cash used in operating activities	(41,719)	(10,004)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	92,280	10

Net cash provided by investing activities	92,280	10

Net increase (decrease) in cash	50,561	(9,994)

Cash, beginning of period	11,489	27,292

Cash, end of period	$62,050	$17,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$-	$91,792

Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$19,450	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership‘s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the “Partnership”), is a California Limited Partnership formed under the laws of the State of California on March 28, 1995. The Partnership was formed to invest in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended September 30, 2012

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

For the Quarterly Period Ended September 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexescontinues to beevaluated, the dissolution of the Partnership was not imminent as of September 30, 2012. As of September 30, 2012, four of the Housing Complexes had completed their Compliance Period.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

During the six months ended September 30, 2012, the Partnership sold the Housing Complex of Shepherd South I, L.P. The Partnership also sold its Local Limited Partnership Interest in Escatawpa Village Associates. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Shepherd South I L.P.	$507,000	$350,000	06/28/2012	$89,280	$27,529	$61,751
Escatawpa Village Associates	849,000	655,000	06/01/2012	22,450	3,289	19,161

During the three months ended September 30, 2012, additional sales expenses were incurred related to Shepherd South I L.P. As all proceeds were received as of June 30, 2012, a loss on sales of Local Limited Partnerships was recorded for the three months ended September 30, 2012. The sales proceeds from the sale of Escatawpa Village Associates were paid directly to Associates. As shown in the table below, $19,450 was used to reimburse the General Partner or affiliates for accrued asset management fees or operating expenses paid on behalf of the Partnership. The remaining $3,000 was returned to the Partnership’s reserves during the three months ended September 30, 2012.

The following table represents the anticipated use of the cash proceeds from the disposition of the two Local Limited Partnerships.

Local Limited Partnership	Sale Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserves for future expenses
Shepherd South I L.P.	$89,280	$25,000	$12,164	$52,116
Escatawpa Village Associates	22,450	7,286	12,164	3,000

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE‘s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership‘s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership‘s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership‘s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 10 and 12 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 407 and 463 apartment units as of September 30, 2012 and March 31, 2012, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$1,254,000	$1,990,000

Expenses
Interest expense	207,000	307,000
Depreciation and amortization	276,000	531,000
Operating expenses	790,000	1,485,000
Total expenses	1,273,000	2,323,000

Net loss	$(19,000)	(333,000)
Net loss allocable to the Partnership	$(38,000)	$(347,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership‘s investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Troubled Housing Complexes

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and Associates is unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 as of all periods presented. Loss of the Heritage investment could result in the recapture of tax credits and certain prior tax deductions. As of September 30, 2012, no losses have been recognized and management does not expect losses to be incurred.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on, and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $17,688 and $23,247 were incurred during the six months ended September 30, 2012 and 2011, respectively. The Partnership paid the General Partner and or its affiliates $46,786 and $0 of those fees during the six months ended September 30, 2012 and 2011, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $44,496 and $35,000 during each of the six months ended September 30, 2012 and 2011.

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6%thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$33,049	$9,594
Asset management fee payable	521,961	551,059

Total	$555,010	$560,653

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2012 consisted of $62,000 in cash. Liabilities at September 30, 2012 consisted of $555,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011. The Partnership’s net loss for the three months ended September 30, 2012 was $(46,000), reflecting an increase of approximately $(16,000) from the $(30,000) net loss experienced for the three months ended September 30, 2011. There was an increase of $4,000 in legal and accounting fees due to the timing of the work that was performed for the Partnership. There was also an $(11,000) increase in gain (loss) on sale of Local Limited Partnerships for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The gain (loss) on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions.

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011. The Partnership’s net income for the six months ended September 30, 2012 was $54,000, reflecting an increase of approximately $98,000 from the $(44,000) net loss experienced for the six months ended September 30, 2011. The increase in net income was primarily due to the increase of $91,000 in gain (loss) on sale of Local Limited Partnerships for the six months ended September 30, 2012. The gain (loss) on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. There was a $5,000 decrease in asset management fees for the six months ended September 30, 2012. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Accounting and legal expenses increased by $(1,000) for the six months ended September 30, 2012 compared to the six months ended September 30, 2011 due to the timing of the accounting work performed. In addition, distribution  income increased by $5,000 for the six months ended September 30, 2012. Local Limited Partnerships pay distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011. The net increase in cash during the six months ended September 30, 2012 was $51,000 compared to a $(10,000) decrease in cash for the six months ended September 30, 2011. The change was due primarily to the fact that during the six months ended September 30, 2012, the Partnership received $92,000 in dispositions proceeds compared to no such proceeds received during the three months ended September 30, 2011. There was an increase of $47,000 in cash paid for accrued asset management fees in addition to anincrease of $9,000 in cash paid to the General Partner or an affiliate for reimbursements of operating expenses which were paid in behalf of the Partnership. Also, the Partnership received $5,000 more of distribution income  for the six months ended September 30, 2012 as discussed above.

During the six months ended September 30, 2012, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $6,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

Other Matters

The Partnership has a 99% limited partnership investment in Heritage Apartments, L.P. (“Heritage”). Heritage is a defendant in several wrongful death lawsuits and related injury lawsuits. Heritage carries general liability and extended liability insurance. Discovery for these lawsuits is ongoing, but the management of Heritage and Associates is unable to determine the outcome of these lawsuits at this time or their impact, if any, on the Partnership’s financial statements. If for any reason Heritage is unsuccessful in its defense and the insurer denies coverage or the insurance coverage proves to be inadequate, the Partnership may be required to sell its investment or may otherwise lose its investment in Heritage, which was $0 as of all periods presented. Loss of the Heritage investment could result in the recapture of tax credits and certain prior tax deductions. As of September 30, 2012, no losses have been recognized and management does not expect losses to be incurred.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three and six-month periods ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: November 9, 2012

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 9, 2012

