Form 10-Q
period 2012-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2013-02-13
CIK 943904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2012

2

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012

ASSETS

Cash	$50,841	$11,489
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	2,750	2,100

Total Assets	$53,591	$13,589

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$469,745	$560,653
Accrued expenses	5,600	-

Total Liabilities	475,345	560,653

Partners’ Equity (Deficit):
General Partner	3,091,608	3,090,355
Limited Partners (25,000 Partnership Units authorized; 18,000 Partnership Units issued and outstanding)	(3,513,362)	(3,637,419)

Total Partners’ Equity (Deficit)	(421,754)	(547,064)

Total Liabilities and Partners’ Equity (Deficit)	$53,591	$13,589

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$3,786	$33,892	$-	$24,991

Total operating income	3,786	33,892	-	24,991

Operating expenses:
Asset management fees (Note 3)	6,419	24,107	9,737	32,984
Legal and accounting fees	599	28,937	-	27,765
Outside services	504	7,890	346	5,778
Write off of advances to Local Limited Partnerships	-	-	20,000	20,000
Other	1,462	4,971	83	3,253

Total operating expenses	8,984	65,905	30,166	89,780

Loss from operations	(5,198)	(32,013)	(30,166)	(64,789)

Gain on sale of Local Limited Partnerships	76,400	157,312	84,772	75,269

Interest income	4	11	2	7

Net income	$71,206	$125,310	$54,608	$10,487

Net income allocated to:
General Partner	$712	$1,253	$546	$105

Limited Partners	$70,494	$124,057	$54,062	$10,382

Net income per Partnership Unit	$4	$7	$3	$1

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$3,090,355	$(3,637,419)	$(547,064)

Net income	1,253	124,057	125,310

Partners’ equity (deficit) at December 31, 2012	$3,091,608	$(3,513,362)	$(421,754)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$125,310	$10,487
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(157,312)	(75,269)
Increase in other assets	(40,068)	(18,965)
Increase in accrued expenses	5,600	-
Decrease in accrued fees and expenses due to General Partner and affiliates	(71,458)	(33,236)

Net cash used in operating activities	(137,928)	(116,983)

Cash flows from investing activities:
Advances to Local Limited Partnerships	-	(20,000)
Write off of advances to Local Limited Partnerships	-	20,000
Proceeds from sale of Local Limited Partnerships	177,280	96,991

Net cash provided by investing activities	177,280	96,991

Net increase (decrease) in cash	39,352	(19,992)

Cash, beginning of period	11,489	27,292

Cash, end of period	$50,841	$7,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$-	$151,792

Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$19,450	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended December 31, 2012

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

For the Quarterly Period Ended December 31, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2012.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

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

During the nine months ended December 31, 2012, the Partnership sold the Housing Complex of Shepherd South I, L.P. The Partnership also sold its Local Limited Partnership Interest in Escatawpa Village Associates, Hillcrest Associates, Rosedale Limited Partnership, and Heritage Apartments I, L.P. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Shepherd South I L.P.	$507,000	$350,000	06/28/2012	$89,280	$27,529	$61,751
Escatawpa Village Associates	849,000	655,000	06/01/2012	22,450	3,289	19,161
Hillcrest Associates	1,232,000	805,000	12/31/2012	40,000	3,000	37,000
Rosedale Limited Partnership	1,257,000	510,000	12/31/2012	30,000	3,000	27,000
Heritage Apartments I, L.P.	509,000	160,000	12/31/2012	15,000	2,600	12,400

The sales proceeds from the sale of Escatawpa Village Associates were paid directly to Associates. As shown in the table below, $19,450 was used to reimburse the General Partner or affiliates for accrued asset management fees or operating expenses paid on behalf of the Partnership. The remaining $3,000 was returned to the Partnership’s reserves during the nine months ended December 31, 2012.

The following table represents the anticipated use of the cash proceeds from the disposition of the five Local Limited Partnerships.

Local Limited Partnership	Sale Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserves for future expenses
Shepherd South I L.P.	$89,280	$25,000	$12,164	$52,116
Escatawpa Village Associates	22,450	7,286	12,164	3,000
Hillcrest Associates	40,000	17,500	17,500	5,000
Rosedale Limited Partnership	30,000	12,500	12,500	5,000
Heritage Apartments I, L.P.	15,000	5,000	5,000	5,000

Subsequent to December 31, 2012, the Local Limited Partnership Interest in Blessed Rock of El Monte, L.P. (“Blessed Rock”) was identified for sale. The buyer offered $4,771,287 to purchase the Local Limited Partnership Interest. Blessed Rock was appraised for $6,910,000 and had a mortgage note balance of $2,054,454 as of December 31, 2012. Proceeds in the amount of $2,385,644 are expected to be received from the sale of Blessed Rock. The Partnership will use all of the cash proceeds to pay the remaining debts and obligations of the Partnership, accrued asset management fees, and sale related expenses. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close in April 2013.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2012 and March 31, 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 7 and 12 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 317 and 463 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$1,737,000	$2,711,000

Expenses
Interest expense	278,000	423,000
Depreciation and amortization	373,000	719,000
Operating expenses	1,091,000	1,973,000
Total expenses	1,742,000	3,115,000

Net loss	$(5,000)	(404,000)
Net loss allocable to the Partnership	$(35,000)	$(426,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on, and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $24,107 and $32,984 were incurred during the nine months ended December 31, 2012 and 2011, respectively. The Partnership paid the General Partner and or its affiliates $81,786 and $9,946 of those fees during the nine months ended December 31, 2012 and 2011, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $109,496 and $112,035 during the nine months ended December 31, 2012 and 2011, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6%thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$-	$9,594
Asset management fee payable	469,745	551,059

Total	$469,745	$560,653

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENT

Subsequent to December 31, 2012, the Local Limited Partnership Interest in Blessed Rock of El Monte, L.P. (“Blessed Rock”) was identified for sale. The buyer offered $4,771,287 to purchase the Local Limited Partnership Interest. Blessed Rock was appraised for $6,910,000 and had a mortgage note balance of $2,054,454 as of December 31, 2012. Proceeds in the amount of $2,385,644 are expected to be received from the sale of Blessed Rock. The Partnership will use all of the cash proceeds to pay the remaining debts and obligations of the Partnership, accrued asset management fees, and sale related expenses. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close in April 2013.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2012 consisted of $51,000 in cash, and $3,000 of other assets. Liabilities at December 31, 2012 consisted of$470,000 of accrued fees and expenses due to the General Partner and affiliates and $6,000 of accrued expenses.

Results of Operations

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011. The Partnership’s net income for the three months ended December 31, 2012 was $71,000, reflecting an increase of approximately $16,000 from the $55,000 net income experienced for the three months ended December 31, 2011. The increase in net income was primarily due to the decrease of $20,000 in write off of advances to Local Limited Partnerships for the three months ended December 31, 2012. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. There was also a $(9,000) decrease in gain on sale of Local Limited Partnerships for the three months ended December 31, 2012. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. There was a $4,000 decrease in asset management fees. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. During the three months ended December 31, 2012 the Partnership received $4,000 more in reporting fees as compared to the three months ended December 31, 2011. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011. The Partnership’s net income for the nine months ended December 31, 2012 was $125,000, reflecting an increase of approximately $115,000 from the $10,000net income experienced for the nine months ended December 31, 2011. The increase in net income was primarily due to an $82,000 increase in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2012. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. There was also a decrease of $20,000 in write off of advances to Local Limited Partnerships for the nine months ended December 31, 2012. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. There was a $9,000 decrease in asset management fees for the nine months ended December 31, 2012. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. Additionally, there was a $1,000 increase in legal and accounting fees for the nine months ended December 31, 2012 due to the timing of the accounting work performed. Outside service expenses increased by $(2,000) for the nine months ended December 31, 2012 due to the Partnership outsourcing data entry management to increase efficiency. During the nine months ended December 31, 2012 the Partnership received $9,000 more in reporting fees as compared to the nine months ended December 31, 2011. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011. The net increase in cash during the nine months ended December 31, 2012 was $39,000 compared to a $(20,000) decrease in cash for the nine months ended December 31, 2011. During the nine months ended December 31, 2012, the Partnership received $177,000 in dispositions proceeds compared to $97,000 received during the nine months ended December 31, 2011. The reporting fees increased by $9,000 for the nine months ended December 31, 2012 as discussed above. During the nine months ended December 31, 2012 the Partnership paid the General Partner or an affiliate $172,000 in accrued asset management fees and reimbursements of operating expenses that were paid on the Partnership’s behalf compared to $122,000 paid during the nine months ended December 31, 2011. The amount paid varies depending on the cash that the Partnership collected throughout the period.

During the nine months ended December 31, 2012, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $67,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosure

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and nine-month periods ended December 31, 2012 and December 31, 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: February 13, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk

Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 13, 2013

