Form 10-K
period 2013-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2013-05-15
CIK 943904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

NONE

PART I.

Item 1. Business

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the “Partnership”) is a California limited partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership(the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”). The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission (the “SEC”) on July 26, 1995, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on January 21, 1996 a total of 18,000 Partnership Units representing $17,558,985 had been sold. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2013, a total of 17,946 Partnership Units remains outstanding.

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,560 Partnership Units, which represent 25.3% of the Partnership Units outstanding. Sempra Energy Financial invested $4,282,600. A discount of $277,400 was allowed due to a volume discount. On July 1, 2006 Sempra Energy Financial transferred their 4,560 Partnership Units to Sempra Section 42, LLC. Western Financial Savings Bank, which is not an affiliate of the Partnership or General Partner, has purchased 1,068 Partnership Units, which represent 5.9% of the Partnership Units outstanding. Western Financial Savings Bank invested $1,000,000. A discount of $68,000 was allowed due to a volume discount. See Item 12(b) in this 10-K.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership’s principal business objective was to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consisted of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owned and operated a Housing Complex which qualified for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

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

The Partnership originally invested in eighteen Local Limited Partnerships, fifteen of which had been sold or otherwise disposed of as of March 31, 2013. Each of these Local Limited Partnerships owns or owned a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the three remaining Housing Complexes:

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013. As of March 31, 2013,two of the remaining Housing Complexes had completed their 15 year compliance period. The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

As of March 31, 2012, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”),and Evergreen Apartments I L.P. (“Evergreen”).The Partnership also sold its Local Limited Partnership Interest in Raymond S. King Apartments, L.P, Patten Towers, L.P. II, Alliance Apartments I, L.P., and Hastings Apartment I, L.P.

During the year ended March 31, 2013, the Partnership sold the Housing Complex of Shepherd South I, L.P. The Partnership also sold its Local Limited Partnership Interest in Escatawpa Village Associates, Hillcrest Associates, Rosedale Limited Partnership, Heritage Apartments I, L.P., Curtis Associates I, L.P., Prairieland Properties of Syracuse II, L.P., Solomon Associates I, L.P., and Talladega County Housing Ltd. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain on Sale
Shepherd South I L.P.	$507,000	$350,000	06/28/2012	$89,280	$27,709	$61,571
Escatawpa Village Associates	849,000	655,000	06/01/2012	22,450	3,289	19,161
Hillcrest Associates	1,232,000	805,000	12/31/2012	40,000	3,895	36,105
Rosedale Limited Partnership	1,257,000	510,000	12/31/2012	30,000	4,675	25,325
Heritage Apartments I, L.P.	509,000	160,000	12/31/2012	15,000	3,295	11,705
Curtis Associates I, L.P.	401,000	235,000	03/29/2013	5,000	2,916	2,084
Prairieland Properties of Syracuse II, L.P.	280,000	80,000	03/29/2013	5,000	2,866	2,134
Solomon Associates I, L.P.	544,000	230,000	03/29/2013	12,000	2,866	9,134
Talladega County Housing Ltd.	676,000	270,000	03/29/2013	5,000	2,667	2,333

The sales proceeds from the sale of Escatawpa Village Associates were paid directly to Associates. As shown in the table below, $19,450 was used to reimburse the General Partner or affiliates for accrued asset management fees or operating expenses paid on behalf of the Partnership. The remaining $3,000 was returned to the Partnership’s reserves during the year ended March 31, 2013.

The following table represents the anticipated use of the cash proceeds from the disposition of the nine Local Limited Partnerships.

Local Limited Partnership	Sale Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserves for future expenses
Shepherd South I L.P.	$89,280	$25,000	$12,164	$52,116
Escatawpa Village Associates	22,450	7,286	12,164	3,000
Hillcrest Associates	40,000	17,500	17,500	5,000
Rosedale Limited Partnership	30,000	12,500	12,500	5,000
Heritage Apartments I, L.P.	15,000	5,000	5,000	5,000
Curtis Associates I, L.P.	5,000	4,000	-	1,000
Prairieland Properties of Syracuse II, L.P.	5,000	4,000	-	1,000
Solomon Associates I, L.P.	12,000	11,000	-	1,000
Talladega County Housing Ltd.	5,000	2,499	-	2,501

As of March 31, 2013, the Partnership has identified Blessed Rock of El Monte, L.P. (“Blessed Rock”), The Willows Apartments Limited Partnership (“The Willows”) and Broadway Apartments, L.P. (“Broadway”) for disposition.

Subsequent to March 31, 2013, the 49.49% Local Limited Partnership Interest in Blessed Rock was sold for an adjusted price of $4,707,317. Blessed Rock was appraised for $6,910,000 and had a mortgage note balance of $2,054,000 as of December 31, 2012. Proceeds in the amount of $2,355,383 were received from the sale of Blessed Rock, of which $250,000 was received in advance and is included in prepaid disposition proceeds on the balance sheet as of March 31, 2013. The Partnership used the cash proceeds to pay $493,380 in accrued asset management fees, $1,448 to reimburse the General Partner or an affiliate for expense paid on its behalf, $1,760,555 to reimburse the general partner or its affiliates for debts previously written off and the remaining $100,000 was placed in the Partnership’s reserves for future operating expenses. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period had been completed therefore there is no risk of recapture and investor approval is not required.

Subsequent to March 31, 2013, The Willows was sold for $30,000. The Willows was appraised for $720,000 and had a mortgage note balance of $937,000 as of December 31, 2012. Cash proceeds of $30,000 were received in advance for the sale the Local Limited Partnership Interest and is included in prepaid disposition proceeds on the balance sheet as of March 31, 2013. The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

Contracts regarding the potential sale of Broadway have been drafted and are currently under review by the potential purchaser of the Local Limited Partnership Interest. Broadway was appraised for $875,000  and had a mortgage note balance of $1,131,000 as of December 31, 2012. The Partnership estimates a closing date of June 30, 2013 for the Local Limited Partnership Interest sale. The purchase price is estimated to be $30,000.

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

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or

●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

●	an unlimited amount of passive income, which is income from entities such as the Partnership, and

●	$25,000 in income from other sources.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and partnership levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,

●	the availability and cost of mortgage financing,

●	monetary inflation,

●	tax, environmental, land use and zoning policies,

●	the supply of and demand for similar properties,

●	neighborhood conditions,

●	the availability and cost of utilities and water.

(c)	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,

●	which are peculiar to individual Limited Partners, or

●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,

●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,

●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and

●	the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

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

At risk rules might limit deduction of the Partnership’s losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and

●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it may recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and

●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership may recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and

●	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,

●	among the Limited Partners, or

●	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or

●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,

●	are excessive and may not be capitalized or deducted in full,

●	should be capitalized and not deducted, or

●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,

●	the adjusted basis of a Housing Complex used to compute depreciation,

●	the correct deduction of fees,

●	the amortization of organization and offering expenses and start-up expenditures.

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

Lack of liquidity of investment. There is no public market for the purchase and sale of Partnership Units and it is unlikely that one will develop. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,

●	amend the Partnership Agreement,

●	terminate the Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased (decreased) by approximately $(56,000), $29,000, and $49,500 for the years ended March 31 2013, 2012 and 2011, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $7,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2014.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the seven Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated.

WNC Housing Tax Credit Fund V, L.P., Series 3

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Blessed Rock of El Monte (3)	El Monte, California	Everland, Inc.	$2,511,000	$2,511,000	137	$4,404,000	$2,055,000

Broadway Apartments, Limited Partnership (4)	Hobbs, New Mexico	Trianon - Broadway, LLC, a New Mexico Limited Liability Company	2,029,000	2,029,000	78	2,335,000	1,110,000

Curtis Associates I, L.P. (2)	Curtis, Nebraska	Joseph A. Shepard and Kenneth M. Vitor	N/A	N/A	12	156,000	398,000

Prairieland Properties of Syracuse II, L.P. (2)	Syracuse, Kansas	Kenneth M. Vitor	N/A	N/A	8	152,000	278,000

Solomon Associates I, L.P. (2)	Solomon, Kansas	Joseph A. Shepard and Kenneth M. Vitor	N/A	N/A	16	250,000	541,000

Talladega County Housing Ltd. (2)	Talladega, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	N/A	N/A	30	1,200,000	658,000

The Willows Apartments Limited Partnership (3)	Morganton, North Carolina	John C. Loving, Gordon D. Brown, Jr. and Western N.C. Housing Partnership	841,000	841,000	36	1,545,000	937,000

			$5,381,000	$5,381,000	317	$10,042,000	$5,977,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners .

(2)	The Partnership sold its interest in the Local Limited Partnership subsequent to December 31, 2012 but prior to March 31, 2013.

(3)	The Local Limited Partnership interest was identified for disposition as of March 31, 2013 and sold subsequent thereto.

(4)	The Local Limited Partnership was identified for disposition as of March 31, 2013.

WNC Housing Tax Credit Fund V, L.P., Series 3

	For the year ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Blessed Rock of El Monte (2)	$987,000	$77,000	N/A

Broadway Apartments, Limited Partnership (3)	460,000	(199,000)	N/A

Curtis Associates I, L.P. (1)	45,000	(21,000)	N/A

Prairieland Properties of Syracuse II, L.P. (1)	48,000	(16,000)	N/A

Solomon Associates I, L.P. (1)	86,000	(22,000)	N/A

Talladega County Housing Ltd. (1)	116,000	(15,000)	N/A

The Willows Apartments Limited Partnership (2)	158,000	(37,000)	N/A

	$1,900,000	$(233,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1)	The Local Limited Partnership interest was sold subsequent to December 31, 2012 but prior to March 31, 2013.

(2)	The Local Limited Partnership interest was sold subsequent to March 31, 2013.

(3)	The Local Limited Partnership was identified for disposition as of March 31, 2013.

WNC Housing Tax Credit Fund V, L.P., Series 3

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Alliance Apartments I Limited Partnership	Alliance, Nebraska	Retro Development, Inc.	N/A	N/A	95%	100%	89%

Blessed Rock of El Monte	El Monte, California	Everland, Inc.	100%	100%	100%	100%	100%

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	Trianon - Broadway, LLC, a New Mexico Limited Liability Company	100%	99%	96%	97%	97%

Curtis Associates I, L.P.	Curtis, Nebraska	Joseph A. Shepard and Kenneth M. Vitor	67%	92%	92%	92%	83%

Escatawpa Village Associates, Limited Partnership	Escatawpa, Mississippi	Clifford E. Olsen	N/A	100%	100%	100%	100%

Hastings Apartments I, Limited Partnership	Hastings, Nebraska	Retro Development, Inc. of Oklahoma and Most Worshipful Prince Hall Grand Lodge	N/A	N/A	89%	100%	83%

Heritage Apartments I, L.P.	Berkeley, Missouri	Joseph A. Shepard and Kenneth M. Vitor	87%	100%	100%	100%	100%

Hillcrest Associates, A Limited Partnership	Ontario, Oregon	Riley J. Hill	86%	93%	86%	100%	93%

Patten Towers, L.P. II	Chattanooga, Tennessee	Patten Towers Partners, LLC	N/A	N/A	98%	97%	96%

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	Kenneth M. Vitor	100%	88%	100%	100%	88%

WNC Housing Tax Credit Fund V, L.P., Series 3

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Raymond S. King Apartments Limited Partnership	Greensboro, North Carolina	Project Homestead, Inc.	N/A	N/A	N/A	N/A	83%

Rosedale Limited Partnership	Silver City, New Mexico	Deke Noftsker and ABO Corporation	100%	100%	100%	59%	100%

Shepherd South Apartments I, Ltd.	Shepherd, Texas	Donald W. Sowell	N/A	100%	88%	100%	96%

Solomon Associates I, L.P.	Solomon, Kansas	Joseph A. Shepard and Kenneth M. Vitor	69%	88%	75%	81%	88%

Talladega County Housing Ltd.	Talladega, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	97%	90%	100%	87%	97%

The Willows Apartments Limited Partnership	Morganton, North Carolina	John C. Loving, Gordon D. Brown, Jr. and Western N.C. Housing Partnership	94%	94%	94%	97%	100%

		Weighted average	95%	97%	93%	96%	96%

N/A- The Local Limited Partnership was sold prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2013, there were 866 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

c)	The Partnership was not designed to provide cash distributions to Limited Partners. It is possible that the partnership could make distributions from sale proceeds if the partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31,2013.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2013	2012	2011	2010	2009
ASSETS
Cash	$359,455	$11,489	$27,292	$12,762	$9,498
Investments in Local Limited Partnerships, net	-	-	-	-	-
Other assets	7,520	2,100	4,857	-	-

Total Assets	$366,975	$13,589	$32,149	$12,762	$9,498

LIABILITIES
Accrued expenses	$665	$-	$-	$-	$4,000
Accrued fees and expenses due to General Partner and affiliates	495,501	560,653	731,192	707,256	648,548
Prepaid disposition proceeds	280,000	-	-	-	-

Total Liabilities	776,166	560,653	731,192	707,256	652,548

PARTNERS’ DEFICIT	(409,191)	(547,064)	(699,043)	(694,494)	(643,050)

Total Liabilities and Partners’ Deficit	$366,975	$13,589	$32,149	$12,762	$9,498

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2013	2012	2011	2010	2009
Loss from operations	$(31,716)	$(169,064)	$(281,208)	$(198,808)	$(1,532,255)
Equity in losses of Local Limited Partnerships	-	-	-	-	(903)
Gain (loss) on sale of Local Limited Partnership	169,552	73,997	-	(5,724)	-
Interest income	37	7	4	4	23
Net income (loss)	$137,873	$(95,060)	$(281,204)	$(204,528)	$(1,533,135)

Net income (loss) allocated to:
General Partner	$1,379	$(950)	$(2,812)	$(2,045)	$(15,331)

Limited Partners	$136,494	$(94,110)	$(278,392)	$(202,483)	$(1,517,804)

Net income (loss) per Partnership Unit	$7.61	$(5.23)	$(15.47)	$(11.25)	$(84.32)

Outstanding weighted Partnership Units	17,946	18,000	18,000	18,000	18,000

Note 1 - Loss from operations for the years ended March 31,2013,2012, 2011, 2010, and 2009 include a charge for impairment losses on investments in Local Limited Partnerships of $0,$0, $0,$0, and $1,115,739, respectively (See Note 2 to the financial statements).

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Net cash provided by (used in):

Operating activities	$(136,314)	$(112,794)	$14,530	$3,264	$(73,950)
Investing activities	484,280	96,991	-	-	-

Net change in cash	347,966	(15,803)	14,530	3,264	(73,950)

Cash, beginning of year	11,489	27,292	12,762	9,498	83,448

Cash, end of year	$359,455	$11,489	$27,292	$12,762	$9,498

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2012	2011	2010	2009	2008

Federal	$-	$-	$-	$-	$6
State	-	-	-	-	-

Total	$-	$-	$-	$-	$6

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure .Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

Impact of Recent Accounting Pronouncements

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2013 consisted of $359,000 in cash and $8,000 in other assets. Liabilities at March 31, 2013 consisted of $496,000 of accrued fees and expenses due to General Partner and affiliates, $1,000 in accrued expenses, and $280,000 in prepaid disposition proceeds.

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net income for the year ended March 31, 2013 was $138,000, reflecting an increase of approximately $233,000 from the net loss experienced for the year ended March 31, 2012 of $(95,000). The increase in net income was due in part to a $96,000 increase in gain on sale of Local Limited Partnerships for the year ended March 31, 2013. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. There was also a decrease of $115,000 in write off of advances to Local Limited Partnerships. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. There was a $13,000 decrease in asset management fees for the year ended March 31, 2013. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. Additionally, there was a $3,000 decrease in legal and accounting fees for the year ended March 31, 2013 due to the timing of the accounting work performed. Reporting fees and distribution income decreased by $(4,000) and increased by $13,000, respectively, for the year ended March 31, 2013. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net increase in cash during the year ended March 31, 2013 was $348,000 compared to a $(16,000) decrease in cash for the year ended March 31, 2012. During the year ended March 31, 2013, the Partnership received $204,000 in disposition proceeds compared to $97,000 received during the year ended March 31, 2012. Also, during the year end March 31, 2013, the Partnership received a prepayment of $280,000 of sales proceeds related to the subsequent disposition of two Local Limited Partnerships. During the year ended March 31, 2012, the Partnership made advances that totaled $(115,000), to a Local Limited Partnership compared to no advances during the year ended March 31, 2013. During the year ended March 31, 2013 the Partnership paid the General Partner or an affiliate $174,000 in accrued asset management fees and reimbursements of operating expenses that were paid on the Partnership’s behalf compared to $122,000 paid during the year ended March 31, 2012. The amount paid varies depending on the cash that the Partnership collected throughout the period. Lastly, the Partnership had received $38,000 in cash for reporting fees and distribution income for the year ended March 31, 2013 compared to $29,000 received during the year ended March 31, 2012. As explained above the reporting fees and distribution income will vary year to year depending on the operations of the underlying Housing Complexes.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately$(65,000), $(170,000), and $24,000, for the years ended March 31, 2013, 2012 and 2011, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2014.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total

Asset management fees(1)	$502,101	$6,600	$6,600	$6,600	$6,600	$211,200	$739,701
Total contractual cash obligations	$502,101	$6,600	$6,600	$6,600	$6,600	$211,200	$739,701

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in the remaining Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2013 have been included in the 2014 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners

WNC Housing Tax Credit Fund V, L.P., Series 3

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund V, L.P., Series 3 as of March 31, 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the year then ended. WNC Housing Tax Credit Fund V, L.P., Series 3’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. WNC Housing Tax Credit Fund V, L.P., Series 3 is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of WNC Housing Tax Credit Fund V, L.P., Series 3’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 as of March 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the year ended March 31, 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
May 14, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

 To the Partners

WNC Housing Tax Credit Fund V, L.P., Series 3

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund V, L.P., Series 3 (the Partnership) as of March 31, 2012, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund, V, L.P., Series 3 as of March 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

www.reznickgroup.com

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Cash	$359,455	$11,489
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	7,520	2,100

Total Assets	$366,975	$13,589

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$495,501	$560,653
Accrued expenses	665	-
Prepaid disposition proceeds	280,000	-

Total Liabilities	776,166	560,653

Partners’ equity (deficit)
General Partner	3,091,734	3,090,355
Limited Partners (25,000 Partnership Units authorized;17,946 and 18,000, respectively, Partnership Units issued and outstanding)	(3,500,925)	(3,637,419)

Total Partners’ Equity (Deficit)	(409,191)	(547,064)

Total Liabilities and Partners’ Equity (Deficit)	$366,975	$13,589

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2013	2012	2011

Reporting fees	$20,984	$24,991	$24,179
Distribution income	16,596	4,189	25,347

Total income	37,580	29,180	49,526

Operating expenses:
Asset management fees (Note 3)	25,743	38,880	49,500
Accounting and legal fees	28,937	32,028	31,923
Write off of advances to Local Limited Partnerships (Note 5)	-	115,247	240,254
Other	14,616	12,089	9,057

Total operating expenses	69,296	198,244	330,734

Loss from operations	(31,716)	(169,064)	(281,208)

Gain on sale of Local Limited Partnerships	169,552	73,997	-

Interest income	37	7	4

Net income (loss)	$137,873	$(95,060)	$(281,204)

Net income (loss) allocated to:
General Partner	$1,379	$(950)	$(2,812)
Limited Partners	$136,494	$(94,110)	$(278,392)

Net income(loss) per Partnership Unit	$7.61	$(5.23)	$(15.47)

Outstanding weighted Partnership Units	17,946	18,000	18,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2010	$2,570,423	$(3,264,917)	$(694,494)

Contributions (Note 6)	276,655	-	276,655

Net loss	(2,812)	(278,392)	(281,204)

Partners’ equity (deficit) at March 31, 2011	2,844,266	(3,543,309)	(699,043)

Contributions (Note 6)	247,039	-	247,039

Net loss	(950)	(94,110)	(95,060)

Partners’ equity (deficit) at March 31, 2012	3,090,355	(3,637,419)	(547,064)

Net income	1,379	136,494	137,873

Partners’ equity (deficit) at March 31, 2013	$3,091,734	$(3,500,925)	$(409,191)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$137,873	$(95,060)	$(281,204)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in other assets	(59,598)	(20,237)	(4,857)
Increase in accrued expenses	665	-	-
Increase(decrease) in accrued fees and expenses due to General Partner and affiliates	(45,702)	76,500	300,591
Gain on sale of Local Limited Partnerships	(169,552)	(73,997)	-

Net cash provided by (used in) operating activities	(136,314)	(112,794)	14,530

Cash flows from investing activities:
Advances to Local Limited Partnerships	-	(115,247)	(240,254)
Write off of advances to Local Limited Partnerships	-	115,247	240,254
Prepaid disposition proceeds	280,000	-	-
Proceeds from sale of Local Limited Partnerships	204,280	96,991	-

Net cash provided by investing activities	484,280	96,991	-

Net increase (decrease) in cash	347,966	(15,803)	14,530

Cash, beginning of year	11,489	27,292	12,762

Cash, end of year	$359,455	$11,489	$27,292

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$-	$247,039	$276,655

Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$19,450	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund V, L.P., Series 3 (the “Partnership”) is a California limited partnership formed under the laws of the State of California on March 28, 1995, and commenced operations on October 24, 1995. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Years Ended March 31, 2013, 2012 and 2011

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

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013. As of March 31, 2013, two of the remaining Housing Complexes had completed their Compliance Period.

As of March 31, 2012, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”), and Evergreen Apartments I L.P. (“Evergreen”). The Partnership also sold its Local Limited Partnership Interest in Raymond S. King Apartments, L.P, Patten Towers, L.P. II, Alliance Apartments I, L.P., and Hastings Apartment I, L.P.

During the year ended March 31, 2013, the Partnership sold the Housing Complex of Shepherd South I, L.P. The Partnership also sold its Local Limited Partnership Interest in Escatawpa Village Associates, Hillcrest Associates, Rosedale Limited Partnership, Heritage Apartments I, L.P., Curtis Associates I, L.P., Prairieland Properties of Syracuse II, L.P., Solomon Associates I, L.P., and Talladega County Housing Ltd. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain on Sale
Shepherd South I L.P.	$507,000	$350,000	06/28/2012	$89,280	$27,709	$61,571
Escatawpa Village Associates	849,000	655,000	06/01/2012	22,450	3,289	19,161
Hillcrest Associates	1,232,000	805,000	12/31/2012	40,000	3,895	36,105
Rosedale Limited Partnership	1,257,000	510,000	12/31/2012	30,000	4,675	25,325
Heritage Apartments I, L.P.	509,000	160,000	12/31/2012	15,000	3,295	11,705
Curtis Associates I, L.P.	401,000	235,000	03/29/2013	5,000	2,916	2,084
Prairieland Properties of Syracuse II, L.P.	280,000	80,000	03/29/2013	5,000	2,866	2,134
Solomon Associates I, L.P.	544,000	230,000	03/29/2013	12,000	2,866	9,134
Talladega County Housing Ltd.	676,000	270,000	03/29/2013	5,000	2,667	2,333

The sales proceeds from the sale of Escatawpa Village Associates were paid directly to Associates. As shown in the table below, $19,450 was used to reimburse the General Partner or affiliates for accrued asset management fees or operating expenses paid on behalf of the Partnership. The remaining $3,000 was returned to the Partnership’s reserves during the year ended March 31, 2013.

The following table represents the anticipated use of the cash proceeds from the disposition of the nine Local Limited Partnerships.

Local Limited Partnership	Sale Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserves for future expenses
Shepherd South I L.P.	$89,280	$25,000	$12,164	$52,116
Escatawpa Village Associates	22,450	7,286	12,164	3,000
Hillcrest Associates	40,000	17,500	17,500	5,000
Rosedale Limited Partnership	30,000	12,500	12,500	5,000
Heritage Apartments I, L.P.	15,000	5,000	5,000	5,000
Curtis Associates I, L.P.	5,000	4,000	-	1,000
Prairieland Properties of Syracuse II, L.P.	5,000	4,000	-	1,000
Solomon Associates I, L.P.	12,000	11,000	-	1,000
Talladega County Housing Ltd.	5,000	2,499	-	2,501

As of March 31, 2013, the Partnership has identified Blessed Rock of El Monte, L.P. (“Blessed Rock”), The Willows Apartments Limited Partnership (“The Willows”) and Broadway Apartments, L.P. (“Broadway”) for disposition.

Subsequent to March 31, 2013, the 49.49% Local Limited Partnership Interest in Blessed Rock was sold for an adjusted price of $4,707,317. Blessed Rock was appraised for $6,910,000 and had a mortgage note balance of $2,054,000 as of December 31, 2012. Proceeds in the amount of $2,355,384 were received from the sale of Blessed Rock, of which $250,000 was received in advance and is included in prepaid disposition proceeds on the balance sheet as of March 31, 2013. The Partnership used the cash proceeds to pay $493,380 in accrued asset management fees, $1,448 to reimburse the General Partner or an affiliate for expense paid on its behalf, $1,760,555 to reimburse the general partner or its affiliates for debts previously written off and the remaining $100,000 was placed in the Partnership’s reserves for future operating expenses. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period had been completed therefore there is no risk of recapture and investor approval is not required.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to March 31, 2013, The Willows was sold for $30,000. The Willows was appraised for $720,000 and had a mortgage note balance of $937,000 as of December 31, 2012. Cash proceeds of $30,000 were received in advance for the sale the Local Limited Partnership Interest and is included in prepaid disposition proceeds on the balance sheet as of March 31, 2013. The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

Contracts regarding the potential sale of Broadway have been drafted and are currently under review by the potential purchaser of the Local Limited Partnership Interest. Broadway was appraised for $875,000 and had a mortgage note balance of $1,131,000 as of December 31, 2012. The Partnership estimates a closing date of June 30, 2013 for the Local Limited Partnership Interest sale. The purchase price is estimated to be $30,000.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Net Income (Loss) Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure .Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

As of March 31, 2013, the Partnership maintained cash and cash equivalent balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Impact of Recent Accounting Pronouncements

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 3 and 12 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 251 and 463 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2013 and 2012, are approximately $(1,730,000), and $(1,639,000), respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2013 and 2012, the investment accounts in all the Local Limited Partnerships have reached a zero balance. Consequently, the Partnership’s estimate of its share of losses for the years ended March 31 2013, 2012 and 2011 amounting to approximately $269,000, $85,000, and $4,083,000 respectively, has not been recognized. As of March 31, 2013, the aggregate share of net losses not recognized by the Partnership amounted to $817,000.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2012	2011
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2012 and 2011 of $7,841,000 and $10,818,000, respectively)	$9,137,000	$13,188,000
Land	1,564,000	1,857,000
Other assets	1,622,000	2,079,000
Total assets	$12,323,000	$17,124,000

LIABILITIES
Mortgage and construction loans payable	$5,977,000	$10,978,000
Due to affiliates	1,244,000	1,319,000
Other liabilities	1,213,000	711,000

Total liabilities	8,434,000	13,008,000

PARTNERS’ EQUITY (DEFICIT)
WNC Housing Tax Credit Fund V, L.P., Series 3	1,730,000	1,639,000
Other partners	2,159,000	2,477,000
Total partners’ equity (deficit)	3,889,000	4,116,000
Total liabilities and partners’ equity (deficit)	$12,323,000	$17,124,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010

Revenues	$1,965,000	2,868,000	$4,799,000

Expenses:
Operating expenses	1,398,000	441,000	3,728,000
Interest expense	283,000	623,000	746,000
Depreciation and amortization	517,000	1,851,000	1,296,000
Impairment	-	-	3,119,000

Total expenses	2,198,000	2,915,000	8,889,000

Net loss	$(233,000)	(47,000)	$(4,090,000)

Net loss allocable to the Partnership	$(269,000)	(85,000)	$(4,083,000)

Net loss recorded by the Partnership	$-	-	$-

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

NOTE 3 – RELATED PARTY TRANSACTIONS

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such. Management fees of $25,743, $38,880,and $49,500 were incurred during the years ended March 31,2013,2012, and 2011, respectively. The Partnership paid the General Partner and or its affiliates $81,786, $9,946, and $0 of those fees during the years ended March 31, 2013, 2012 and 2011, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $111,596, $112,000, and $35,000 during the years ended March 31, 2013, 2012, and 2011, respectively.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2013	2012

Asset management fee payable	$495,016	$551,059
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	485	9,594

Total	$495,501	$560,653

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2014.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

2013	June 30	September 30	December 31	March 31

Income	$30,000	$-	$4,000	$3,000

Operating expenses	(31,000)	(26,000)	(9,000)	(3,000)

Loss from operations	(1,000)	(26,000)	(5,000)	-

Gain (loss) on sale of Local Limited Partnerships	101,000	(20,000)	76,000	13,000

Net income (loss)	100,000	(46,000)	71,000	13,000

Net income (loss) available to Limited Partners	99,000	(46,000)	71,000	12,000

Net income (loss) per Partnership Unit	6	(3)	4	1

2012	June 30	September 30	December 31	March 31

Income	$25,000	$-	$-	$4,000

Operating expenses	(39,000)	(21,000)	(30,000)	(108,000)

Loss from operations	(14,000)	(21,000)	(30,000)	(104,000)

Gain (loss) on sale of Local Limited Partnerships	-	(9,000)	85,000	(2,000)

Net income(loss)	(14,000)	(30,000)	55,000	(106,000)

Net income(loss) available to Limited Partners	(14,000)	(30,000)	54,000	(104,000)

Net income(loss) per Partnership Unit	(1)	(2)	3	(5)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

2011	June 30	September 30	December 31	March 31

Income	$1,000	$42,000	$-	$7,000

Operating expenses	(15,000)	(43,000)	(255,000)	(18,000)

Loss from operations	(14,000)	(1,000)	(255,000)	(11,000)

Net loss	(14,000)	(1,000)	(255,000)	(11,000)

Net loss available to Limited Partners	(14,000)	(1,000)	(253,000)	(11,000)

Net loss per Partnership Unit	(1)	-	(14)	(1)

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013, 2012 and 2011, the Partnership in total had voluntarily advanced $141,907,$141,907, and $1,995,678, respectively, to four Local Limited Partnerships, Hasting Apartments I, Alliance Apartments I, Patten Towers L. P. II, and Broadway Apartments, L.P. All advances were reserved in full in the year they were advanced.

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

During the year ended March 31, 2011, the Partnership was relieved of debt owed to the General Partner totaling$276,655. The Partnership had received $168,462 in cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues. The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The remaining $108,193 of debt that was relieved was for operating expenses that were paid by the General Partner or an affiliate on the Partnership’s behalf. Due to the continuous low cash balances in the Partnership, the General Partner deemed the amount to be uncollectible, therefore the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the 49.49% Local Limited Partnership Interest in Blessed Rock was sold for an adjusted price of $4,707,317. Blessed Rock was appraised for $6,910,000 and had a mortgage note balance of $2,054,000 as of December 31, 2012. Proceeds in the amount of $2,355,384 were received from the sale of Blessed Rock, of which $250,000 was received in advance and is included in prepaid disposition proceeds on the balance sheet as of March 31, 2013. The Partnership used the cash proceeds to pay $493,380 in accrued asset management fees, $1,448 to reimburse the General Partner or an affiliate for expense paid on its behalf, $1,760,555 to reimburse the general partner or its affiliates for debts previously written off and the remaining $100,000 was placed in the Partnership’s reserves for future operating expenses. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period had been completed therefore there is no risk of recapture and investor approval is not required.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 7 – SUBSEQUENT EVENTS, continued

Subsequent to March 31, 2013, The Willows was sold for $30,000. The Willows was appraised for $720,000 and had a mortgage note balance of $937,000 as of December 31, 2012. Cash proceeds of $30,000 were received in advance for the sale the Local Limited Partnership Interest and is included in prepaid disposition proceeds on the balance sheet as of March 31, 2013. The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31,2013. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31,2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31,2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
AnandKannan	Senior Vice President – Development
Paula Hall	Vice President – Porfolio Acquisitions & Management
Gregory S. Hand	Vice President – Acquisitions
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 82, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 50, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 46, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 60, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 42, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 54, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 44, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 41, is Senior Vice President – Legal Affairsof WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 33, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2012, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 46, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 49, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kay L. Cooper, age 76, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 50, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $25,743, $38,880, and $49,500 were incurred during the years ended March 31,2013, 2012, and 2011, respectively, of which $81,786, $9,946, and $0 were paid during the years ended March 31, 2013, 2012 and 2011, respectively.

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

Reimbursement to the General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

” . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $485, $9,594, and $117,275 for the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $111,596, $112,000, and $35,000 during the years ended March 31, 2013, 2012 and 2011, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $0 and $0 for the years ended December 31, 2012, 2011, and 2010 respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31,2013, 2012 and 2011. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, the General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2013, 2012 and 2011.

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

(b)	Security Ownership of Certain Beneficial Owners

The following are the only limited partners known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2013, and 2012.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2013	2012

Audit Fees	$20,950	$28,670
Audit-related Fees	-	-
Tax Fees	-	3,035

TOTAL	$20,950	$31,705

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2013 and 2012
Statements of Operations for the years ended March 31, 2013, 2012 and 2011
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011
Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011
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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2013 and 2012, (ii) the Statements of Operations for the years ended March 31, 2013, 2012 and 2011, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011, (iv) the Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2013

		As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Blessed Rock of El Monte (3)	El Monte, California	$2,511,000	$2,511,000	$2,055,000	$1,334,000	$8,465,000	$3,304,000	$6,495,000

Broadway Apartments, Limited Partnership (2)	Hobbs, New Mexico	2,029,000	2,029,000	1,110,000	69,000	3,431,000	1,993,000	1,507,000

Curtis Associates I, L.P. (1)	Curtis, Nebraska	N/A	N/A	398,000	10,000	539,000	323,000	226,000

Prairieland Properties of Syracuse II, L.P. (1)	Syracuse, Kansas	N/A	N/A	278,000	25,000	505,000	303,000	227,000

Solomon Associates I, L.P (1)	Solomon, Kansas	N/A	N/A	541,000	16,000	764,000	463,000	317,000

Talladega County Housing Ltd. (1)	Talladega, Alabama	N/A	N/A	658,000	62,000	1,446,000	667,000	841,000

The Willows Apartments Limited Partnership (3)	Morganton, North Carolina	841,000	841,000	937,000	48,000	1,828,000	788,000	1,088,000

		$5,381,000	$5,381,000	$5,977,000	$1,564,000	$16,978,000	$7,841,000	$10,701,000

(1)	The Local Limited Partnership interest was sold subsequent to December 31, 2012 but prior to March 31, 2013.

(2)	The Local Limited Partnership was identified for disposition subsequent to March 31, 2013.

(3)	The Local Limited Partnership interest was sold subsequent to March 31, 2013

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2013

	For the year ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful life (Years)

Blessed Rock of El Monte (2)	$987,000	$77,000	40

Broadway Apartments, Limited Partnership (3)	460,000	(199,000)	40

Curtis Associates I, L.P. (1)	45,000	(21,000)	27.5

Prairieland Properties of Syracuse II, L.P. (1)	48,000	(16,000)	27.5

Solomon Associates I, L.P. (1)	86,000	(22,000)	27.5

Talladega County Housing Ltd. (1)	116,000	(15,000)	40

The Willows Apartments Limited Partnership (2)	158,000	(37,000)	40

	$1,900,000	$(233,000)

(1)	The Local Limited Partnership interest was sold subsequent to December 31, 2012 but prior to March 31, 2013.

(2)	The Local Limited Partnership interest was sold subsequent to March 31, 2013.

(3)	The Local Limited Partnership was identified for disposition as of March 31, 2013.

WNC Housing Tax Credit Fund V, L.P., Series 3
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Blessed Rock of El Monte	El Monte, California	$2,511,000	$2,511,000	$2,604,000	$1,334,000	$8,388,000	$3,060,000	$6,662,000

Broadway Apartments, Limited Partnership	Hobbs, New Mexico	2,029,000	2,029,000	1,166,000	69,000	3,431,000	1,752,000	1,748,000

Curtis Associates I, L.P.	Curtis, Nebraska	88,000	88,000	401,000	10,000	539,000	302,000	247,000

Escatawpa Village Associates, Limited Partnership (2)	Escatawpa, Mississippi	249,000	249,000	849,000	40,000	1,377,000	751,000	666,000

Heritage Apartments I, L.P.	Berkeley, Missouri	752,000	752,000	509,000	105,000	1,600,000	852,000	853,000

Hillcrest Associates, a Limited Partnership	Ontario, Oregon	354,000	354,000	1,232,000	96,000	1,605,000	701,000	1,000,000

Prairieland Properties of Syracuse II, L.P.	Syracuse, Kansas	85,000	85,000	280,000	25,000	503,000	283,000	245,000

Rosedale Limited Partnership	Silver City, New Mexico	309,000	309,000	1,257,000	40,000	1,741,000	955,000	826,000

Shepherd South Apartments I, Ltd. (1)	Shepherd, Texas	121,000	121,000	507,000	12,000	796,000	349,000	459,000

Solomon Associates I, L.P.	Solomon, Kansas	138,000	138,000	544,000	16,000	751,000	434,000	333,000

Talladega County Housing Ltd.	Talladega, Alabama	653,000	653,000	676,000	62,000	1,446,000	634,000	874,000

The Willows Apartments Limited Partnership	Morganton, North Carolina	841,000	841,000	953,000	48,000	1,829,000	745,000	1,1132,000

		$8,130,000	$8,130,000	$10,978,000	$1,857,000	$24,006,000	$10,818,000	$15,045,000

(1)	The Local Limited Partnership was identified for disposition as of March 31, 2012.

(2)	The Local Limited Partnership was identified for disposition subsequent to March 31, 2012.

WNC Housing Tax Credit Fund V, L.P., Series 3

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Blessed Rock of El Monte	$974,000	$76,000	40

Broadway Apartments, Limited Partnership	453,000	58,000	40

Curtis Associates I, L.P.	51,000	(19,000)	27.5

Escatawpa Village Associates, Limited Partnership(2)	220,000	(9,000)	27.5

Heritage Apartments I, L.P.	151,000	(41,000)	27.5

Hillcrest Associates, A Limited Partnership	208,000	(20,000)	40

Prairieland Properties of Syracuse II, L.P.	47,000	(18,000)	27.5

Rosedale Limited Partnership	211,000	(28,000)	30

Shepherd South Apartments I, Ltd.(1)	131,000	-	40

Solomon Associates I, L.P.	82,000	(17,000)	27.5

Talladega County Housing Ltd.	117,000	(14,000)	40

The Willows Apartments Limited Partnership	164,000	(15,000)	40
	$2,809,000	$(47,000)

(1)	The Local Limited Partnership was identified for disposition as of March 31, 2012.

(2)	The Local Limited Partnership was identified for disposition subsequent to March 31, 2012.

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

Date: May 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: May 14, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: May 14, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: May 14, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: May 14, 2013

