Form 10-Q
period 2013-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 3
filed 2013-08-14
CIK 943904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [X] Smaller reporting company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2013

2

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	March 31, 2013

ASSETS

Cash	$126,072	$359,455
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	9,447	7,520

Total Assets	$135,519	$366,975

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$665
Prepaid disposition proceeds	-	280,000
Accrued fees and expenses due to General Partner and affiliates (Note 3)	7,375	495,501

Total Liabilities	7,375	776,166

Partners’ Equity (Deficit):
General Partner	1,309,314	3,091,734
Limited Partners (25,000 Partnership Units authorized; 17,946 Partnership Units issued and outstanding)	(1,181,170)	(3,500,925)

Total Partners’ Equity (Deficit)	128,144	(409,191)

Total Liabilities and Partners’ Equity (Deficit)	$135,519	$366,975

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	Three Months	Three Months

Reporting fees	$575	$-
Distribution income	-	30,295

Total operating income	575	30,295

Operating expenses:
Asset management fees (Note 3)	2,716	5,796
Legal and accounting fees	23,340	21,022
Other	6,164	4,351

Total operating expenses	32,220	31,169

Loss from operations	(31,645)	(874)

Gain on sale of Local Limited Partnerships	2,374,805	101,057

Interest income	27	1

Net income	$2,343,187	$100,184

Net income allocated to:
General Partner	$23,432	$1,002

Limited Partners	$2,319,755	$99,182

Net income per Partnership Unit	$129	$6

Outstanding weighted Partnership Units	17,946	18,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2013
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$3,091,734	$(3,500,925)	$(409,191)

Net income	23,432	2,319,755	2,343,187

Return of capital (Note 4)	(1,805,852)	-	(1,805,852)

Partners’ equity (deficit) at June 30, 2013	$1,309,314	$(1,181,170)	$128,144

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income	$2,343,187	$100,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of Local Limited Partnerships	(2,374,805)	(101,057)
Increase in other assets	(12,507)	(8,573)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(488,126)	39,743
Decrease in accrued expenses	(665)	-

Net cash provided by (used in) operating activities	(532,916)	30,297

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnership	2,105,385	89,280

Net cash provided by investing activities	2,105,385	89,280

Cash flows from financing activities:
Return of capital	(1,805,852)	-

Net cash used in financing activities	(1,805,852)	-

Net increase (decrease) in cash	(233,383)	119,577

Cash, beginning of period	359,455	11,489

Cash, end of period	$126,072	$131,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

A Local Limited Partnership was sold for $22,450 with proceeds paid directly to Associates, which resulted in a decrease in accrued fees and expenses due to General Partner and affiliates of $19,450 and an increase in due from affiliate of $3,000 during the three months ended June 30, 2012

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in January 1996, at which time 18,000 Partnership Units representing subscriptions in the amount of $17,558,985, net of $441,015 of discounts for volume purchases, had been accepted. As of June 30, 2013 a total of 17,946 Partnership units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

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

For the Quarterly Period Ended June 30, 2013

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2013. The remaining Housing Complex will complete its Compliance Period in 2013.

As of March 31, 2013, the Partnership sold the Housing Complex of two Local Limited Partnerships, Cascade Pines II, L.P. (“Cascade Pines”), and Evergreen Apartments I L.P. (“Evergreen”). The Partnership also sold its Local Limited Partnership Interest in Raymond S. King Apartments, L.P., Patten Towers L.P. II, Alliance Apartments I L.P., Hastings Apartments I L.P, Shepherd South I, L.P., Escatawpa Village Associates, Hillcrest Associates, Rosedale L.P., Heritage Apartments I, L.P., Curtis Associates I, L.P., Prairieland Properties of Syracuse II, L.P., Solomon Associates I, L.P., and Talladega County Housing Ltd.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the three months ended June 30, 2013, the 49.49% Local Limited Partnership Interest in Blessed Rock was sold for an adjusted price of $4,707,317. Blessed Rock was appraised for $6,910,000 and had a mortgage note balance of $2,054,000 as of December 31, 2012. Proceeds in the amount of $2,355,385 were received from the sale of Blessed Rock, of which $250,000 was received in advance and is included in prepaid disposition proceeds on the condensed balance sheet as of March 31, 2013. The Partnership used the cash proceeds to pay $497,731 in accrued asset management fees, $1,448 to reimburse the General Partner or an affiliate for expenses paid on its behalf, $1,805,852 to reimburse the general partner or its affiliates for debts previously written off and the remaining $100,000 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $6,968 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on sale. No cash distribution was made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

During the three months ended June 30, 2013, The Willows was sold for $30,000. The Willows was appraised for $710,000 and had a mortgage note balance of $937,000 as of December 31, 2012. Cash proceeds of $30,000 were received in advance for the sale the Local Limited Partnership Interest and are included in prepaid disposition proceeds on the condensed balance sheet as of March 31, 2013. The Partnership incurred $3,612 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

As of June 30, 2013, the Partnership has identified Broadway Apartments, L.P. for disposition. Contracts regarding the potential sale of Broadway have been drafted and are currently under review by the potential purchaser of the Local Limited Partnership Interest. Broadway was appraised for $875,000 and had a mortgage note balance of $1,110,000 as of December 31, 2012. The estimated closing date is unknown for this property. The purchase price is estimated to be $30,000.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of all periods presented,all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2013 and March 31, 2013, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

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

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 1 and 3 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 78 and 251 apartment units as of June 30, 2013 and March 31, 2013, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.49% of such amount.

Selected financial information for the three months ended June 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenues	$126,000	$627,000

Expenses:
Interest expense	18,000	104,000
Depreciation and amortization	30,000	138,000
Operating expenses	93,000	395,000
Total expenses	141,000	637,000

Net loss	$(15,000)	$(10,000)
Net loss allocable to the Partnership	$(14,000)	$(19,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $2,716 and $5,796 were incurred during the three months ended June 30, 2013 and 2012, respectively. The Partnership paid the General Partner and its affiliates $497,731 and $7,286 of those fees during the three months ended June 30, 2013 and 2012, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $35,786 and $12,164 during the three months ended June 30, 2013 and 2012, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2013	March 31, 2013

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$7,375	$485
Asset management fee payable	-	495,016

Total	$7,375	$495,501

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate totaling $2,260,247. The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. During the three months ended June 30, 2013, $1,805,852 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sale proceeds that resulted from the disposition of one of the Local Limited Partnerships.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2013 consisted of $126,000 in cash and $9,000 in other assets. Liabilities at June 30, 2013 consisted of $7,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. The Partnership’s net income for the three months ended June 30, 2013 was $2,343,000, reflecting an increase of approximately $2,243,000 from the $100,000 net income experienced for the three months ended June 30, 2012. The increase in net income was primarily due to the increase of $2,274,000 in gain on sale of Local Limited Partnerships for the three months ended June 30, 2013. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. There was also a $3,000 decrease in asset management fees for the three months ended June 30, 2013. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Accounting and legal expenses increased by $(2,000) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to the timing of the accounting work performed. In addition the partnership received $(30,000) less in distribution income for the three months ended June 30, 2013. Local Limited Partnerships pay the distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. The net decrease in cash during the three months ended June 30, 2013 was $(233,000) compared to a $120,000 increase in cash for the three months ended June 30, 2012. During the three months ended June 30, 2013, the Partnership received $2,385,000 in dispositions proceeds compared to $89,000 received during the three months ended June 30, 2012. During the three months ended June 30, 2013 the partnership paid the General Partner or an affiliate $(36,000) for operating expenses paid on its behalf compared to $(12,000) reimbursement during the three months ended June 30, 2013. The Partnership also paid $(497,731) to the General Partner or an affiliate in accrued asset management fees for the three months ended June 30, 2013 compared to $(7,000) reimbursement for the three months ended June 30, 2012. The amount paid varies depending on the cash that the Partnership collected throughout the period. The Partnership paid $(1,806,000) of disposition proceeds to the General Partner for advances previously forgiven. The Partnership received $(30,000) less in reporting fees for the three months ended June 30, 2013 as discussed above.

During the three months ended June 30, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $488,000.

Recent Accounting Changes

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

4

(b)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2013 and June 30, 2012, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2013, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2013 and June 30, 2012 and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 3

By:	WNC & ASSOCIATES, INC.	General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	August 14, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	August 14, 2013

6